Form 10-Q
period 2014-06-30
ZS Pharma, Inc.
filed 2014-08-14
CIK 1459266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36489

ZS Pharma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3305698
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

508 Wrangler Drive, Suite 100 Coppell, Texas	75019
(Address of Principal Executive Offices)	(Zip Code)

(877) 700-0240

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 20,818,771.

ZS PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of reporting primary endpoint results from our ongoing Phase III clinical trials of sodium zirconium cyclosilicate (ZS-9);

•	our expectations regarding the timing of submitting an NDA to the FDA and MAA to the EMA and the likelihood of regulatory approval for ZS-9;

•	the potential market opportunities for commercializing ZS-9;

•	our expectations regarding the potential market size and the size of the patient populations for ZS-9, if approved for commercial use;

•	our expectations regarding our ability to successfully commercialize ZS-9, if approved;

•	estimates of our expenses, future revenue, capital requirements and needs for additional financing;

•	our expectations regarding the number of nephrologists and cardiologists that we plan to target;

•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model and strategic plans for our business and technology;

•	our expectations regarding our future costs of goods;

•	the initiation, timing, progress and results of future nonclinical studies, clinical trials and research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering ZS-9 and our other potential product candidates;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

Any forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. You are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

Part I – Financial Information

ITEM 1. Condensed Financial Statements

ZS Pharma, Inc.

Condensed Balance Sheets

(In Thousands, Except Share and per Share Amounts)

	June 30 2014	December 31 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,002	$9,170
Restricted cash	150	150
Other current assets	610	77

Total current assets	130,762	9,397
Property and equipment, net	9,950	4,625
Other assets	25	24

Total assets	$140,737	$14,046

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,779	$1,489
Accrued liabilities	4,173	3,114
Current portion of capital lease obligation	304	73

Total current liabilities	11,256	4,676
Deferred rent	71	67
Lease incentive	138	184
Capital lease obligation	279	—
Series B redeemable preferred stock warrant liability	—	2,667

Total liabilities	11,744	7,594
Commitments and contingencies (Note 6)
Preferred stock whose redemption is outside the control of the issuer:
Series B convertible, redeemable preferred stock, par $0.001; nil and 6,768,033 shares authorized at June 30, 2014 and December 31, 2013, respectively; nil and 2,261,488 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; liquidation value of $8,409 at December 31, 2013	—	8,387
Series C convertible, redeemable preferred stock, par $0.001; nil and 17,692,308 shares authorized at June 30, 2014 and December 31, 2013, respectively; nil and 6,899,275 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; liquidation value of $46,000 at December 31, 2013	—	43,247
Shareholders’ equity (deficit):
Series A convertible preferred stock, par $0.001; nil and 1,494,966 shares authorized at June 30, 2014 and December 31, 2013, respectively; nil and 582,965 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	1,196
Preferred Stock, par $0.001; 5,000,000 and nil shares authorized as of June 30, 2014 and December 31, 2013, respectively; nil shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, par $0.001; 250,000,000 and 49,574,865 shares authorized at June 30, 2014 and December 31, 2013, respectively; 20,818,771 and 1,628,976 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	21	2
Additional paid-in capital	206,072	3,854
Accumulated deficit	(77,100)	(50,234)

Total shareholders’ equity (deficit)	128,993	(45,182)

Total liabilities and shareholders’ equity (deficit)	$140,737	$14,046

See accompanying notes

ZS Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In Thousands, Except for Share and per Share Amounts)

	Three Months Ended June 30 2014	Three Months Ended June 30 2013	Six Months Ended June 30 2014	Six Months Ended June 30 2013
Costs and expenses:
Research and development	$9,976	$6,335	$15,235	$10,744
General and administrative	4,554	972	8,571	1,687

	14,530	7,307	23,806	12,431

Loss from operations	(14,530)	(7,307)	(23,806)	(12,431)
Other (income) expense:
Interest income	(10)	(8)	(16)	(20)
Interest expense	5	4	8	9
Expense to mark warrants to market	1,774	12	3,071	121
Other	—	—	(3)	—

Net loss	(16,299)	(7,315)	(26,866)	(12,541)
Preferred stock accretion	(129)	(172)	(310)	(342)

Net loss attributable to common shareholders	$(16,428)	$(7,487)	$(27,176)	$(12,883)

Net loss per share attributable to common shareholders, basic and diluted	$(4.72)	$(4.81)	$(10.61)	$(8.27)

Weighted-average common shares used to compute net loss per share attributable to common shareholders, basic and diluted	3,482,340	1,557,643	2,560,778	1,557,643

See accompanying notes

ZS Pharma, Inc.

Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30 2014	Six Months Ended June 30 2013
Operating activities
Net loss	$(26,866)	$(12,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522	232
Amortization of lease incentive	(46)	—
Share-based expenses	2,918	92
Series B warrant mark-to-market expense	3,071	120
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(534)	(57)
Accounts payable	3,758	777
Accrued expenses	1,059	278
Deferred rent	4	24

Net cash used in operating activities	(16,114)	(11,075)
Investing activities
Purchases of property and equipment	(3,732)	(2,163)

Net cash used in investing activities	(3,732)	(2,163)
Financing activities
Proceeds from exercise of warrants	3,780	—
Proceeds from issuance of common stock, net of issuance costs	112,195	—
Proceeds from issuance of Series D preferred stock, net of issuance costs	24,776	—
Principal payments on capital lease	(73)	(70)

Net cash provided by financing activities	140,678	(70)

Net increase (decrease) in cash and cash equivalents	120,832	(13,308)
Cash and cash equivalents at beginning of period	9,170	24,401

Cash and cash equivalents at end of period	$130,002	$11,093

See accompanying notes

ZS Pharma, Inc.

Notes to Unaudited Interim Condensed Financial Statements

June 30, 2014

1.	Nature of Business and Summary of Significant Accounting Policies

Organization

ZS Pharma Inc. is a biopharmaceutical company focused on the development and commercialization of highly selective, non-absorbed drugs to treat renal, cardiovascular, liver and metabolic diseases. Our proprietary zirconium silicate technology allows us to create highly selective ion traps that can reduce toxic levels of specific electrolytes without disturbing the balance of other electrolytes. We are currently conducting a Phase III study with our lead product candidate, ZS9 for the treatment of hyperkalemia, a life-threatening condition in which elevated levels of potassium increase the risk of muscle dysfunction, including cardiac arrhythmias and sudden cardiac death.

On June 17, 2014, our registration statement on Form S-1 (File No. 333-195961) relating to our initial public offering (IPO) of our common stock was declared effective by the Securities and Exchange Commission (SEC). Our shares began trading on The NASDAQ Global Select Market on June 18, 2014. The public offering price of the shares sold in the offering was $18.00 per share. The IPO closed on June 23, 2014 and included 6,836,111 shares of common stock, which included 891,667 shares of common stock issued pursuant to the option granted to the underwriters to purchase additional shares. We received total proceeds from the offering of $114.4 million, net of underwriting discounts and commissions of $8.6 million. After deducting offering expenses of approximately $2.2 million, net proceeds were approximately $112.2 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 11,979,479 shares of common stock.

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on June 23, 2014, the number of shares of capital stock the Company is authorized to issue was increased to 255,000,000 shares, of which 250,000,000 shares are common stock and 5,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share. There were no shares of preferred stock outstanding at June 30, 2014.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The condensed interim balance sheet as of June 30, 2014, and the interim condensed statements of operations for the three and six months ended June 30, 2014 and 2013, and the condensed statements of cash flows for the six months ended June 30, 2014 and 2013, are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2014, and our results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The financial data and the other financial information disclosed in these notes to the financial statements related to the three-month periods and the six-month periods, are also unaudited. The results of operations for the three months ended June 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or for any other future annual or interim period. The condensed balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with our audited financial statements included in our prospectus dated June 17, 2014, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act.

Reverse Stock Split

In June 2014, our board of directors and our stockholders approved an amendment to our amended and restated certificate of incorporation to effect a reverse split of shares of our common stock on a 1-for-2.56437 basis (the Reverse Stock Split). The par values and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, convertible preferred stock, options for common stock, warrants for common and preferred stock, and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The Reverse Stock Split was made effective on June 11, 2014.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates.

We estimate our clinical trial expense accrual for a given period based on the number of patients enrolled at each site and the length of time each patient has been in the trial, less amounts previously billed, plus any ancillary clinical trial expenses that have been incurred but not yet recorded.

We measure and recognize compensation expense for all stock options granted to our employees and directors, based on the estimated fair value of the award on the grant date. We use the Black-Scholes valuation model to estimate the fair value of stock option awards. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award on a straight-line basis. We believe that the fair value of stock options granted to non-employees is more reliably measured than the fair value of the services received. As such, the fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered. The determination of the grant-date fair value of options using an option-pricing model is affected by our estimated common stock fair value, as well as assumptions regarding a number of other complex and subjective variables.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. We place our cash with institutions with high credit quality. However, at certain times such cash may be in excess of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits. The carrying amount of cash approximates fair value.

Restricted Cash

On November 22, 2013, we executed an agreement to pledge, assign, transfer, and grant a security interest to J.P. Morgan Bank to secure the payment and performance of our credit card program. We have agreed to maintain $150,000 in a restricted cash account, given we are a pre-revenue company.

Redeemable Preferred Stock Warrant Liability

Freestanding warrants for shares that were either puttable or redeemable were classified as liabilities on the balance sheet and were carried at their estimated fair value. The Series B Redeemable Preferred Stock, which was able to be purchased with the warrants, was redeemable at a future date in 2017. As such, these warrants were classified as liabilities, and at the end of each reporting period, changes in the estimated fair value during the period were recorded in other income (expense). Prior to June 17, 2014, the warrants were all exercised into Series B Redeemable Preferred Stock, which was converted into Common Stock upon the IPO, and the amount of warrant liability was reclassified to shareholders’ equity.

Fair Value Measurements

ASC 820, Fair Value Measurement, provides a comprehensive framework for measuring the fair value of assets and liabilities, which provides for consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value.

Financial assets and liabilities that have recurring fair value measurements are shown below (in thousands):

		Fair Value Measurements at December 31, 2013, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	Level 1	Level 2	Level 3
Financial liabilities:
Series B Redeemable Preferred Stock warrants	$2,667	$—	$—	$2,667

Total financial liabilities	$2,667	$—	$—	$2,667

Level 3 liabilities comprise redeemable preferred stock warrant liabilities. These warrants were classified as liabilities because the Series B Redeemable Preferred shares that were able to be purchased by these warrants were redeemable and, therefore, are classified as temporary equity. The following table sets forth a summary of the changes in the estimated fair value of our redeemable preferred stock warrants, which were measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2013	$2,667
Net increase in fair value	3,071
Amount reclassified to shareholders’ equity upon exercise	(5,738)

Balance as of June 30, 2014	$—

The fair value of the outstanding Series B Redeemable Preferred Stock warrants was measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value included the estimated fair value of the warrant, as determined by the fair value of the underlying stock relative to the warrant exercise price at the valuation measurement date, volatility of the price of the underlying stock, the remaining contractual term of the warrants, risk-free interest rates, and expected dividends.

We believe the recorded values of cash and cash equivalents, other current assets, accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments.

Income Taxes

We account for income taxes using the asset and liability approach in accordance with the provision of ASC 740, Income Taxes. Under this approach, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We continue to record a valuation allowance for the full amount of deferred tax assets, which would otherwise be recorded for tax benefits relating to the operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2014 and 2013, we had no uncertain tax positions and no interest or penalties have been charged us from inception through June 30, 2014. If incurred, we will classify any interest and penalties as a component of tax expense.

In April 2014, we determined that we had a change of ownership, as defined under Internal Revenue Code Section 382 (Section 382), at the time of the closing of the first tranche of Series C Redeemable Preferred Stock in October 2012. According to the provisions of Section 382, our net operating losses and research credits will be subject to an annual limitation. We have not yet determined the amount of the annual limitations to our net operating losses or research credits.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, net loss equaled comprehensive loss.

Net Loss per Common Share Attributable to Common Shareholders

Basic net loss per share attributable to common shareholders is calculated by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, since the effects of potentially dilutive securities are antidilutive. The net loss per share of common stock attributable to common shareholders was computed using the two-class method required for participating securities. All series of our convertible preferred stock were considered to be participating securities as they were entitled to participate in undistributed earnings with shares of common stock. Due to our net loss, there was no impact on the earnings per share calculation in applying the two-class method since the participating securities had no legal requirement to share in any losses.

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common shareholders for the periods presented as the effect of including such securities would be antidilutive:

	Six Months Ended June 30
	2014	2013
Convertible preferred stock – as converted to common stock	—	7,478,998
Warrants to purchase convertible preferred stock – as converted to common stock	—	377,743
Warrants to purchase common stock	—	445,538
Options to purchase common stock	4,229,864	2,308,044

	4,229,864	10,610,323

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, which eliminates the financial reporting distinction between development stage entities and other reporting entities, thereby eliminating the requirements to present inception-to-date information in the statements of operations and stockholders’ equity and cash flow, or label the financial statements as those of a development stage entity. The Company has elected to early adopt this guidance, as permitted, for its financial statements for the year ended December 31, 2014, including this quarterly report, and therefore has no longer labeled its financial statements as those of a development stage entity or included any inception-to-date information.

2.	Share-Based Compensation

We have an employee stock option plan (the Plan), which authorizes the granting of 5,010,977 shares of Common Stock to our employees and directors, as well as non-employees, and allows the holder of the option to purchase Common Stock at a stated exercise price.

Our stock option activity and related information are summarized as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
Options outstanding at December 31, 2013	3,286,870	$2.05	8.77
Options granted	300,401	5.62	9.82
Options exercised	—	—	—
Options forfeited	—	—	—

Options outstanding at March 31, 2014	3,587,271	2.36	8.63
Options granted	642,593	15.14	9.86
Options exercised	—	—	—
Options forfeited	—	—	—

Options outstanding at June 30, 2014	4,229,864	$4.29	8.61

Exercisable at June 30, 2014	1,058,496	$1.86	7.42

Included in the table above are 189,847 options granted to our chief executive officer (CEO) on January 25, 2014 that contain dual-trigger vesting provisions that require the CEO to meet both a service requirement (time vesting over four years) and the achievement of certain events at specified prices in order to fully vest in the options granted, including the closing of the Series D Redeemable Preferred Stock Financing, which occurred on February 28, 2014, and the closing of our initial public offering, or IPO, which occurred on June 23, 2014 (event based vesting). The number of options in which the CEO could potentially vest is divided into two tranches and is dependent upon the actual price per share at which a closing of the above-mentioned events occurs.

The event based vesting requirements of the first tranche of 31,641 options were met upon the closing of the Series D Redeemable Preferred Stock Financing. The event based vesting requirements of the second tranche of up to 158,206 options were met upon the closing of our IPO. The Company utilized a Monte Carlo simulation method to estimate the fair value of these options on the grant date, and the following grant date fair values were calculated for each tranche of the award:

	Number of Options	Grant Date Fair Value
IPO Scenario
- Closing of Series D Preferred Stock Financing	31,641	$144,931
- Closing of IPO	158,206	$538,520

	189,847	$683,451

We began recording expense for these awards over the remaining service period with a cumulative catch up to expense when the event based performance requirements were met (i.e. at the closing of the round of Series D Redeemable Preferred Stock and the IPO).

We calculate the intrinsic value of our options by multiplying the number of options by the difference between the estimated fair value per share for our common stock and the options’ exercise price. The aggregate intrinsic value of options exercisable and options outstanding as of June 30, 2014, was $28.5 million and $103.4 million, respectively. We will issue new shares of Common Stock upon the exercise of vested options.

The weighted-average grant-date fair value of options granted in the three months ended June 30, 2014 and 2013 was $12.55 and $3.51 per option, respectively, and for the six months ended June 30, 2014 and 2013 was $10.02 and $3.51 per option, respectively.

At June 30, 2014, total compensation cost related to non-vested awards not yet recognized was $13.6 million, and the weighted-average period over which this amount is expected to be recognized was 2.99 years.

3.	Preferred Stock

As of December 31, 2013, there were 582,965 shares of Series A Preferred Stock outstanding; 2,261,488 shares of Series B Redeemable Preferred Stock outstanding, and 6,899,275 shares of Series C Redeemable Preferred Stock outstanding. On February 28, 2014, we issued 1,858,008 shares of Series D Redeemable Preferred Stock with a par value of $0.001 and an Original Issue Price of $13.46 per share, with gross proceeds from the transaction totaling $25.0 million.

Between May 23, 2014 and June 5, 2014, holders of 377,743 Series B warrants exercised their rights under the warrants to purchase an equal number of shares of Series B Redeemable Preferred Stock. The aggregate gross proceeds from these Series B warrant exercises was $1.4 million.

On June 23, 2014, upon the closing of the IPO and the filing of our Seventh Amended and Restated Certificate of Incorporation, each one of the outstanding shares of Preferred Stock and Redeemable Preferred Stock was converted to a share of common stock, with a total of 11,979,479 shares converted to common stock. In addition, 5,000,000 shares of new Preferred Stock, par value $0.001 per share, were authorized. The voting powers, preferences and other rights of these Preferred Shares will be determined by our Board of Directors prior to their issuance.

4.	Texas Emerging Technology Fund Grant

In August 2010, we were awarded a $2.0 million grant from the Texas Emerging Technology Fund, a program managed by the Governor’s office of the Sate of Texas, which provides economic development tools to support qualified start-up technologies in the state of Texas. The grant was to be funded in two tranches, one for $0.8 million, received in 2010, and the other for $1.2 million, received in 2011, based upon the achievement of certain milestones, which we achieved. As part of the terms of the award, we agreed to pay to the state an amount equal to the awards received, together with simple interest thereon at a rate of 8.0%, upon the occurrence of an event of default, which included the relocation of our principal place of business or principal executive offices to a location outside the state of Texas. Our obligation to repay the amount of the funds received upon an event of default expires upon the earlier date of a qualifying liquidation event or 10 years from the date of the award. We accounted for this repayment right as a derivative with changes in fair value of this instrument to be recognized through our statement of operations each period. At the date of issuance and as of June 30, 2014 and 2013, the fair value of this obligation was determined to be inconsequential given the likelihood that we would maintain our principal place of business or headquarters in Texas.

5.	Defined Contribution Plan

In March, 2014, we began to sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Irrespective of the amount of any participant contributions in a plan year, we will contribute an amount equal to 3% of each participant’s annual salary into their account in the plan each plan year, subject to federal limits per employee for safe harbor plans such as the plan we have offered. For the three months and six months ended June 30, 2014, we made safe harbor contributions into the plan totaling $43,000 and $58,000, respectively.

6.	Commitments and Contingencies

Commitments

We have various manufacturing, clinical, research and other contracts with vendors in the conduct of the normal course of business. As of June 30, 2014, we had a purchase commitment for approximately $0.5 million with an equipment vendor for the manufacture of equipment to produce our product. All other significant contracts as of June 30, 2014 were terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, we would only be obligated for the product or services that we had received at the time the termination became effective.

Contingencies

While there are no legal proceedings we are aware of, we may become party to various claims and complaints arising from the ordinary course of business. We do not believe that any ultimate liability resulting from any such claims will have a material adverse effect on our results of operations, financial position or liquidity.

7.	Subsequent Events

In July 2014, we entered into a lease agreement with Harvard Investment Company for the lease of 6,370 square feet of space in Redwood City, CA for executive use. The term of the lease is for 36 months, commencing on September 1, 2014, with an option to extend the lease for one three-year period at the then market rate. Rent is due and payable on the first day of each month of the lease term. Monthly rent expense under this lease will approximate $24,393 on a straight-line basis.

In July 2014, we entered into a Credit and Security Agreement (Credit Agreement) with MidCap Financial SBIC, LP (MidCap) for a $20 million credit facility, secured by all of our assets, with a negative pledge against our intellectual property. The credit facility is structured in two $10 million tranches, with the first tranche to be drawn at closing and the second tranche to be drawn after we provide evidence to MidCap of positive data based upon pre-specified endpoints in our ZS004 clinical study, but before its expiration on October 31, 2014. Notes issued under the terms of the Credit Agreement will bear interest at the rate of 7.5% per annum, payable monthly, have principal payable in 36 monthly installments commencing on January 1, 2016 and are subject to a $50,000 fee payable to MidCap upon closing. On January 1, 2019, the maturity date of the notes, we will owe MidCap an exit fee equal to 6.5% of the amount of notes funded under the Credit Agreement. We issued a note payable to MidCap in the amount of $10 million for the first tranche on July 14, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

Overview

We are a biopharmaceutical company focused on the development and commercialization of highly selective, non-absorbed drugs to treat renal, cardiovascular, liver and metabolic diseases. Our proprietary zirconium silicate technology allows us to create highly selective ion traps that can reduce toxic levels of specific electrolytes without disturbing the balance of other electrolytes. Our initial focus is on the development of ZS-9, our product candidate in Phase III development for the treatment of hyperkalemia, a life-threatening condition in which elevated levels of potassium increase the risk of muscle dysfunction, including cardiac arrhythmias and sudden cardiac death. We are advancing ZS-9 through clinical development with the goal of obtaining approval for the treatment of acute and chronic hyperkalemia, regardless of the underlying disease state. We have designed our development program based on input from the FDA and EMA and plan to submit our NDA in the United States and our MAA in Europe in the first half of 2015. If we receive regulatory approval, we intend to commercialize ZS-9 for the treatment of hyperkalemia in the United States with our own specialty sales force targeting nephrologists and cardiologists and intend to seek one or more partners for commercialization in markets outside of the United States.

We have completed two clinical studies with ZS-9 that together enrolled 843 patients with hyperkalemia, including patients with CKD, HF, diabetes and those on RAAS inhibitor therapy. Our first in-man study, ZS002, was completed in May 2012 and our first Phase III study, ZS003, was completed in November 2013. Both trials met their pre-specified primary and secondary efficacy endpoints with clinically meaningful and statistically significant results. A second Phase III study, ZS004, began in the first quarter of 2014 and concluded enrollment in early July 2014. Data from the ZS004 study is expected to be announced late in the third quarter or early in the fourth quarter of 2014. We also initiated a long term safety study, ZS005, in June 2014. Upon successful completion of ZS004, we expect to file our NDA with the FDA and our MAA with the EMA in the first half of 2015.

We manufacture clinical trial quantities of ZS-9 in-house in two facilities from readily available starting materials using specialized equipment. We are currently in the process of increasing our manufacturing capabilities to support anticipated commercial demand. Additionally, we have established a supply chain to provide us with the materials required to manufacture ZS-9. We expect to significantly increase our investment in our commercial manufacturing process and inventory of ZS-9, and in our commercialization and marketing related activities as we prepare for a possible commercial launch of ZS-9.

In February 2014, certain of our investors agreed to invest $55.0 million in consideration of the issuance of shares of our Series D preferred stock, subject to certain conditions. We closed the first $25.0 million tranche of our Series D preferred stock financing on February 28, 2014. On June 17, 2014, our registration statement on Form S-1 (File No. 333-195961) relating to our initial public offering (IPO) of our common stock was declared effective by the Securities and Exchange Commission (SEC). Our shares began trading on The NASDAQ Global Select Market on June 18, 2014. The public offering price of the shares sold in the offering was $18.00 per share. The IPO closed on June 23, 2014 and included 6,836,111 shares of common stock, which included 891,667 shares of common stock issued pursuant to the over-allotment option granted to the underwriters. We received total proceeds from the offering of $114.4 million, net of underwriting discounts and commissions of $8.6 million. After deducting offering expenses of approximately $2.2 million, net proceeds were approximately $112.2 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 11,979,479 shares of common stock.

Financial Overview

We have invested substantially all of our efforts and financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. To date, we have funded our operations primarily from the sale of convertible preferred stock and equity securities. We have never been profitable and have incurred net losses in each year since inception. Our net losses were $26.9 million and $12.5 million for the six months ended June 30, 2014 and 2013. As of June 30, 2014 we had incurred cumulative net losses of $77.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues, which we do not expect will occur before 2016, at the earliest, will depend heavily on our obtaining marketing approval from the FDA and EMA for, and, subsequent to that, our successful commercialization of ZS-9.

Research and Development Expenses

Our research and development expenses consist primarily of:

•	salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions;

•	costs related to nonclinical studies in animal models;

•	fees paid to clinical consultants, clinical trial sites and vendors in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	costs related to production of clinical supplies, including fees paid to contract packagers;

•	costs related to compliance with drug development regulatory requirements;

•	annual minimum royalty payments to UOP pursuant to a license agreement; and

•	depreciation and other allocated facility-related and overhead expenses.

We expense both internal and external research and development costs in the periods in which they are incurred. To date, we have focused substantially all of our resources and development efforts on the development of ZS-9.

We expect our research and development expenses to increase during the next few years as we seek to complete our clinical program, pursue regulatory approval of ZS-9 in the United States and internationally and prepare for a possible commercial launch of ZS-9, which, if approved, will require significant investment to increase our manufacturing capabilities to support anticipated commercial demand. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to increased size and greater duration of the related clinical trials, which we expect to be the case for our ZS004 and ZS005 clinical trials. Predicting the timing or the final cost to complete our clinical program and/or validation of our commercial manufacturing and supply processes is difficult and delays or unexpected costs may occur because of many factors, including factors outside of our control. Furthermore, we are unable to predict when or if ZS-9 will receive regulatory approval in the United States or in any other countries with any certainty.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation expense, associated with our executive, finance, business and corporate development and other administrative functions. Other general and administrative expenses include allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property and professional fees for consulting, auditing, tax and legal services.

We expect our general and administrative expenses will increase as we expand our operating activities and increase our headcount as we begin to prepare for a potential commercial launch of ZS-9 and to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

Interest Income

Interest income consists primarily of interest received or earned on our cash and cash equivalents and marketable securities. We expect interest income to vary each reporting period depending on our average cash and cash equivalents and marketable securities balances during the period and applicable interest rates. To date, our interest income has not been significant in any individual period.

Interest Expense

Interest expense consists of cash and noncash interest costs related to our borrowings. The noncash interest costs consist of the fair value of shares issued for interest earned on convertible notes during the period the notes were outstanding, the amortization of the beneficial conversion feature of the convertible notes over the period the notes were outstanding, the amortization of the fair value of warrants that were issued in connection with our borrowings, with the initial fair value of the warrants being amortized to interest expense over the term of the governing agreements, and the amortization of other debt issuance costs, primarily legal and banker fees, over the period the notes were outstanding.

Expense to Mark Warrants to Market

Expense to mark warrants to market includes gains and losses from the re-measurement of our liabilities related to our Series B Warrants. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until such time as these instruments were exercised. At that time, the convertible preferred stock warrant liability was reclassified to additional paid- in capital, a component of stockholders’ equity (deficit), and we no longer recorded any related periodic fair value adjustments.

Critical Accounting Polices and Significant Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from management’s estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. While our significant accounting policies are described in the Notes to our financial statements, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties based upon actual patient enrollment in accordance with agreements established with third-party vendors and clinical sites. We determine the actual expense accrual through review of patient enrollment databases and the agreed-upon fee to be paid for each patient enrolled less any payments made. During the course of a clinical trial, we may adjust our rate of clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from clinical sites and other third-party vendors. Through June 30, 2014, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

We measure and recognize compensation expense for stock options granted to our employees and directors, based on the estimated fair value of the award on the grant date. Historically, for all periods prior to our initial public offering, the fair values of the shares of common stock underlying our stock-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, contemporaneous valuations of our common stock prepared by an unrelated third-party valuation firm.

We use the Black-Scholes valuation model to estimate the fair value of stock option awards. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award on a straight-line basis. Vesting terms for certain employee grant agreements did not initially match the terms approved by our board of directors. Accordingly, these options were not considered granted for accounting purposes until a mutual understanding of the terms was obtained through amendment of the grant agreements in January 2014. Certain of these options were considered to have service inception dates in 2013, which resulted in the vested portion of these options being re-measured to fair value throughout 2013.

Prior to the public trading of our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including:

•	contemporaneous valuations of our common stock performed by unrelated third-party valuation firms;

•	our stage of development;

•	our operational and financial performance;

•	the nature of our services and our competitive position in the marketplace;

•	the value of companies that we consider peers based on a number of factors, including similarity to us with respect to industry and business model;

•	the likelihood of achieving a liquidity event, such as an initial public offering or sale given prevailing market conditions, and the nature and history of our business;

•	issuances of preferred stock and the rights, preferences and privileges of our preferred stock relative to those of our common stock;

•	business conditions and projections;

•	the history of our company and progress of our research and development efforts and clinical trials; and

•	the lack of marketability of our common stock.

For valuations after the completion of our initial public offering, our board of directors determines the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant.

Convertible Preferred Stock Warrant Liability

Freestanding warrants for shares that were redeemable were classified as liabilities on the balance sheet at their estimated fair value. At the end of each reporting period, changes in estimated fair value during the period were recorded as expense to mark warrants to market. We adjusted the carrying value of these warrants until such time as these instruments were exercised to purchase shares of our Series B preferred stock, which were converted into shares of our common stock upon the consummation our initial public offering. At that time, the liabilities were reclassified to additional paid-in capital, a component of stockholders’ deficit.

The fair value of the outstanding Series B preferred stock warrants was measured using the Black-Scholes option-pricing model. Inputs used to determine the fair value of the warrants included the fair value of the underlying stock relative to the warrant exercise price at the valuation measurement date, volatility of the price of the underlying Series B preferred stock, the remaining contractual term of the warrants, risk-free interest rates and expected dividends.

In order to determine the fair value of our Series B preferred stock underlying the Series B Warrants, our board of directors considered, among other things, contemporaneous valuations of our Series B preferred stock prepared by an unrelated third-party valuation firm.

Net Operating Loss Carryforwards and Research Tax Credit Carryforwards

As of June 30, 2014, we had gross federal income tax net operating loss, or NOL, carryforwards of approximately $58.9 million and federal research tax credit carryforwards of approximately $3.4 million. These NOL carryforwards and research tax credit carryforwards, if not previously used, will begin to expire in 2029. The future utilization of our NOL carryforwards and research tax credit carryforwards will be subject to an annual limitation, pursuant to Section 382 of the Code, as a result of an ownership change that occurred at the time of the closing of the first tranche of Series C redeemable preferred stock in October 2012. Moreover, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income in the future, the limitations on our ability to use our NOL carryforwards and research tax credit carryforwards to reduce U.S. federal tax liability could potentially result in increased future tax liability to us.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
Research and development	$9,976	$6,335	$3,641	57%
General and administrative	4,554	972	3,582	369%

Total operating expenses	14,530	7,307	7,223	99%

Loss from operations	(14,530)	(7,307)	(7,223)	99%
Interest income	(10)	(8)	(2)	25%
Interest expense	5	4	1	25%
Expense to mark warrants to market	1,774	12	1,762	14,683%
Other	—

Net loss	$(16,299)	$(7,315)	$(8,984)	123%

Research and Development. Research and development expenses increased $3.6 million, or 57%, to $10.0 million for the three months ended June 30, 2014 from $6.3 million for the three months ended June 30, 2013. The increase was primarily due to an increase in personnel costs of $2.2 million and in certain other costs by $0.9 million in connection with our expanded clinical and manufacturing activities, as well an increase clinical trial related expenses of $0.6 million attributable to conducting and supporting our ZS004 and ZS005 clinical studies.

General and Administrative. General and administrative expenses increased $3.6 million, or 369%, to $4.6 million for the three months ended June 30, 2014 from $1.0 million for the three months ended June 30, 2013. The increase was primarily due to increases of $2.0 million in consulting fees related to medical affairs and medical education, $0.8 million in personnel costs as a result of an increase in headcount to support growth in our operations and $0.8 million in legal and accounting professional fees and other miscellaneous costs associated with our increased activity.

Expense to mark warrants to market. Expense to mark warrants to market increased $1.8 million, or 14,683%, for the three months ended June 30, 2014 versus the three months ended June 30, 2013. The increase was due to the increased value of warrants to acquire Series B preferred stock as we approached our initial public offering.

Comparison of the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
Research and development	$15,235	$10,744	$4,491	42%
General and administrative	8,571	1,687	6,884	408%

Total operating expenses	23,806	12,431	11,375	92%

Loss from operations	(23,806)	(12,431)	(11,375)	92%
Interest income	(16)	(20)	4	(20%)
Interest expense	8	9	(1)	(11%)
Expense to mark warrants to market	3,071	121	2,950	2,438%
Other	(3)	—	(3)

Net loss	$(26,866)	$(12,541)	$(14,325)	114%

Research and Development. Research and development expenses increased $4.5 million, or 42%, to $15.2 million for the six months ended June 30, 2014 from $10.7 million for the six months ended June 30, 2013. The increase was primarily due to an increase in personnel costs of $3.7 million and in certain other costs by $1.3 million in connection with our expanded clinical and manufacturing activities, offset in part by a decrease in clinical trial related expenses of $0.5 million attributable to timing of expenses related to conducting and supporting our Phase III pivotal trials.

General and Administrative. General and administrative expenses increased $6.9 million, or 408%, to $8.6 million for the six months ended June 30, 2014 from $1.7 million for the six months ended June 30, 2013. The increase was primarily due to increases of $3.9 million in consulting fees related to medical affairs and medical education, $1.4 million in personnel costs as a result of an increase in headcount to support growth in our operations and $1.6 million in legal and accounting professional fees and other miscellaneous costs associated with our increased activity.

Expense to mark warrants to market. Expense to mark warrants to market increased $3.0 million, or 2,438%, for the six months ended June 30, 2014 versus the six months ended June 30, 2013. The increase was due to the increased value of warrants to acquire Series B preferred stock as we approached our initial public offering.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through sales of our common stock as part of our IPO and sales of our preferred shares of stock. Our expenditures are primarily related to research and development activities. At June 30, 2014, we had available cash and cash equivalents of $130.0 million. Our cash and cash equivalents are currently held in a variety of interest and non-interest bearing accounts at financial institutions and in the future may be invested in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

On June 23, 2014, we closed our IPO of 6,836,111 shares of our common stock, which included 891,667 shares of common stock issued pursuant to the option to purchase additional shares granted to the underwriters. The public offering price of the shares sold in the offering was $18.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-195961), which was declared effective by the SEC on June 17, 2014. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $8.6 million, were approximately $114.4 million. After deducting offering expenses payable by us of approximately $2.2 million, our net proceeds were approximately $112.2 million. Upon the closing of the IPO, 11,979,479 shares of Preferred Stock and Redeemable Preferred Stock then outstanding automatically converted into 11,979,479 shares of our common stock.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Net Cash (used in) provided by
Operating activities	$(16,114)	$(11,075)
Investing activities	(3,732)	(2,163)
Financing activities	140,678	(70)

Net increase (decrease) increase in cash and cash equivalents	$120,832	$(13,308)

Cash Flows from Operating Activities. Net cash used in operating activities was $16.1 million for the six months ended June 30, 2014 and consisted primarily of our net loss of $26.9 million, less noncash charges such as stock-based compensation expense of $2.9 and $3.1 million related to the revaluation of warrants to purchase convertible preferred stock. The significant items in the change in operating assets and liabilities include increases in accounts payable of $3.8 million and accrued liabilities of $1.1 million.

Net cash used in operating activities was $11.1 million for the six months ended June 30, 2013 and consisted primarily of our net loss of $12.5 million, less noncash charges such as stock-based compensation expense of $0.1 million and $0.1 million related to the revaluation of warrants to purchase convertible preferred stock. The significant items in the change in operating assets and liabilities include increases in accounts payable of $0.8 million and accrued liabilities of $0.3 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $3.7 million and $2.2 million, respectively, with the use in the six months ended June 30, 2014 consisting primarily of purchases of property and equipment and build-out of our production facility, and the use in the six months ended June 30, 2013 consisting primarily of purchases of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2014 was $140.7 million and net cash used in financing activities for the six months ended June 30, 2013 was $70,000. For the six months ended June 30, 2014, net cash provided by financing activities consisted mainly of net proceeds from our IPO of $112.2 million, net proceeds from the sale of Series D Redeemable Preferred Stock of $24.8 million and net proceeds from the exercise of warrants of $3.8 million. For the six months ended June 30, 2013, net cash used in financing activities consisted of payments on our capital lease obligations.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we work to complete our Phase III clinical program, pursue regulatory approval of ZS-9 in the United States and prepare for a possible commercial launch of ZS-9. In particular, our pre-commercialization activities for ZS-9, including development costs relating to the expansion and validation of our commercial manufacturing process and inventory supply and the hiring and training of a sales force, will require significant investment in our manufacturing facilities, personnel and other commercial launch related costs. We currently anticipate utilizing a significant portion of the proceeds from our IPO to support these activities. We believe that our existing capital resources, together with the net proceeds from our Series D preferred stock offering and our IPO, will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. Debt financing, if available, would result in increased fixed payment obligations and may involve arrangements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Our future capital requirements will depend on many factors, including:

•	the results of our Phase III clinical trials for ZS-9;

•	the time and cost necessary to obtain regulatory approvals for ZS-9 and the costs of post-marketing studies that could be required by regulatory authorities;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials for ZS-9 and any other product candidates we may have, including the ability to enroll patients in a timely manner for potential future clinical trials;

•	the costs of commercialization activities for ZS-9 if we receive marketing approval, including the costs and timing of expanding our manufacturing activities and other costs of manufacturing ZS-9 and establishing product sales, marketing and distribution capabilities;

•	subject to receipt of marketing approval, the amount of sales and other revenues from ZS-9, including the sales price and the availability of adequate third-party reimbursement;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights.

Contractual Obligations

There have been no material changes in our contractual obligations as reported in our prospectus dated June 17, 2014, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2014, we had cash and cash equivalents totaling $130.0 million consisting of bank deposits.

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of June 30, 2014. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our second fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product candidate in clinical trials and have had no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing ZS-9, which is our only product candidate in clinical development. We have no approved drug product and as a result have not generated any revenue from product sales to date and have incurred losses in each year since our inception in February 2008. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the six months ended June 30, 2014 and 2013 was approximately $26.9 million and $12.5 million, respectively. As of June 30, 2014, we had an accumulated deficit of $77.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin commercialization of ZS-9. Accordingly, our ability to continue as a going concern depends on our ability to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on favorable terms. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are substantially dependent on the success of our only product candidate in clinical development, ZS-9.

To date, we have invested substantially all of our efforts and financial resources in the research and development of ZS-9, which is currently our lead product candidate and our only product candidate in clinical trials. We have completed Phase II (ZS002) and Phase III (ZS003) trials, and have initiated a second Phase III trial, ZS004, in the first quarter of 2014 and a long-term safety trial, ZS005, in the second quarter of 2014, but there can be no assurance that the trials will be successful or sufficient for regulatory approval of ZS-9.

Our near-term prospects, including our ability to finance our operations and generate revenue, will depend heavily on the successful development and commercialization of ZS-9. The clinical and commercial success of ZS-9 will depend on a number of factors, including the following:

•	the timely completion of our ongoing clinical trials, which may be significantly slower than we currently anticipate and will depend substantially upon the satisfactory performance of third-party contractors;

•	our ability to demonstrate ZS-9’s safety and efficacy to the satisfaction of the FDA and regulatory bodies outside of the United States;

•	our ability to obtain, and the timing of, regulatory approval of ZS-9 in the United States and outside the United States;

•	whether we are required by the FDA or similar foreign regulatory agencies to conduct clinical trials beyond those that we are presently conducting;

•	the prevalence and severity of adverse side effects of ZS-9;

•	our ability to successfully commercialize ZS-9, if approved for marketing and sale by the FDA or foreign regulatory authorities, either by ourselves in the United States with a specialty sales force or in collaboration with others outside the United States;

•	our ability to manufacture clinical trial and commercial supplies of ZS-9 at a scale sufficient to meet anticipated demand and reduce our cost of manufacturing, to maintain regulatory approval of our manufacturing process, and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP, regulations;

•	our success in educating physicians and patients about the benefits, administration and use of ZS-9;

•	achieving and maintaining compliance with all regulatory requirements applicable to ZS-9;

•	acceptance of ZS-9 as safe and effective by patients and the medical community;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	our ability to obtain and sustain an adequate level of reimbursement for ZS-9 by third-party payors;

•	our ability to obtain, maintain, enforce and defend our intellectual property rights relating to ZS-9 and to comply with our obligations under, and otherwise maintain, our intellectual property licenses with third parties;

•	our ability to avoid and defend against third-party patent interference or patent infringement claims; and

•	a continued acceptable safety profile of ZS-9 following approval.

If we or any future partners are not successful in commercializing ZS-9, or are significantly delayed in doing so, our business will be materially harmed.

We may be unable to obtain regulatory approval for ZS-9. The failure to obtain, or any delay in obtaining, any such approval would adversely impact our ability to generate revenue, our business and our results of operations.

To gain approval to market a drug product, we must provide the FDA and foreign regulatory authorities with clinical and nonclinical data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the NDA or other regulatory filings. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical or nonclinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials even after promising results in earlier nonclinical or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

Our lead product candidate, ZS-9, is currently in Phase III clinical development, and our business currently depends entirely on its successful development, regulatory approval and commercialization. We currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize ZS-9. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market ZS-9 in the United States or in other countries until we receive approval of an NDA from the FDA or similar applicable foreign regulatory bodies, respectively.

The FDA or any foreign regulatory bodies can delay, limit or deny approval to market ZS-9 for many reasons, including:

•	inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that ZS-9 is safe and effective for the requested indication;

•	the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from nonclinical studies or clinical trials;

•	inability to demonstrate that the clinical and other benefits of ZS-9 outweigh any safety or other perceived risks;

•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional nonclinical studies or clinical trials;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the formulation of ZS-9 or the imposition of undesirable labeling limitations or requirements;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes;

•	the FDA and other applicable regulatory bodies having differing requirements for the trial protocols used in our clinical trials; or

•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data or regulatory filings insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

Even if we eventually complete clinical testing and receive approval of an NDA or foreign marketing authorization for ZS-9, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, which may be required after approval. The FDA or the applicable foreign regulatory agency may also approve ZS-9 for a more limited indication and/or a narrower patient population than we originally request, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of ZS-9. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of ZS-9 and would materially adversely impact our business and prospects.

Clinical drug development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of later trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on clinical trial sites and, in connection with some of our clinical trials outside the United States, contract research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in clinical trials for ZS-9 do not ensure that our ongoing clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy, despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to inadequate efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

We may experience delays in our ongoing clinical trials, and we do not know whether future clinical trials, if any, will begin on time, require redesign, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

•	obtain regulatory approval to commence a trial, if applicable;

•	reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtain institutional review board, or IRB, approval at each site;

•	recruit suitable patients to participate in a trial and have such patients complete the trial or return for post-treatment follow-up;

•	ensure that clinical sites observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations;

•	initiate or add a sufficient number of clinical trial sites;

•	manufacture sufficient quantities of product candidate or placebo for use in clinical trials; or

•	obtain regulatory approval of the statistical analysis plan to be used to evaluate our forthcoming clinical trial data.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and physicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by an independent Data Monitoring Committee, or DMC, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

If we experience delays in the completion of any clinical trial of ZS-9 or any future product candidates or such trials are terminated, the commercial prospects of ZS-9 or any future product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, decelerate our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed, on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, ZS-9. As of June 30, 2014, we had an accumulated deficit of $77.1 million and capital resources consisting of cash and cash equivalents of $130.0 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, expand our manufacturing capability, prepare for the commercialization of ZS-9 and develop any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical studies and clinical trials, seeking regulatory approvals, and developing our manufacturing facility and supply arrangements. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of ZS-9 or any future product candidates.

We believe that the net proceeds from our IPO, together with our existing cash, cash equivalents and short-term investments, will allow us to fund our operating plan through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to obtain regulatory approvals for ZS-9 and the costs of post-marketing studies that could be required by regulatory authorities;

•	whether, where and when we receive regulatory approval for ZS-9 and our ability to successfully commercialize ZS-9 if approved by regulatory authorities;

•	the manufacturing, selling and marketing costs associated with ZS-9, including the cost and timing of expanding our manufacturing and sales and marketing capabilities;

•	the amount of sales and other revenues from ZS-9, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for ongoing or potential future clinical trials;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for ZS-9 or any future product candidate;

•	our research and development activities; or

•	our establishment of sales and marketing capabilities, expansion of our manufacturing capacity or other activities that may be necessary to commercialize ZS-9 or any future product candidate.

Our clinical drug development program may not uncover all possible adverse events that patients who take ZS-9 may experience. The number of patients exposed to ZS-9 treatment and the average exposure time in the clinical development program may be inadequate to detect rare adverse events, or chance findings, that may only be detected once ZS-9 is administered to more patients and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. However, given our relatively limited longer-term exposure to ZS-9 to date, rare and severe side effects of ZS-9 may be uncovered when a significantly larger number of patients are exposed to the drug or exposure over a longer period of time.

Although we have monitored the patients in our studies for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials, patients treated with ZS-9, if approved, may experience adverse reactions. For example, we have seen some GI events and other adverse events, such as nausea, vomiting, constipation and diarrhea, in our clinical trials. It is possible that the FDA may ask for additional data regarding such matters. If safety problems occur or are identified after ZS-9 reaches the market, the FDA may require that we amend the labeling of, recall, or even withdraw approval for, ZS-9.

Even if ZS-9 or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community.

Even if we obtain FDA or other regulatory approvals, ZS-9 or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. ZS-9 may not gain market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. Market acceptance of ZS-9 or any future product candidates for which we receive regulatory approval depends on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical trials;

•	the prevalence and severity of any side effects and overall safety profile of the product;

•	the clinical indications for which the product is approved;

•	advantages over existing therapies or therapies under development, such as, in the case of ZS-9, SPS and patiromer;

•	acceptance by physicians, operators of clinics and patients of the product as safe and effective;

•	relative convenience and ease of administration of ZS-9;

•	the potential and perceived advantages of ZS-9 over current treatment options or alternative treatments, including future alternative treatments;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of third-party payors and patients;

•	the availability of ZS-9, if approved, or any future products and their ability to meet market demand, including a reliable supply for long-term daily treatment;

•	the strength of our marketing and distribution organizations; and

•	the quality of our relationships with patient advocacy groups.

Any failure by ZS-9 or any future product candidates to achieve market acceptance or commercial success upon receiving regulatory approval would adversely affect our results of operations.

We plan to manufacture all of our clinical and commercial drug supply of ZS-9, which could be costly and subject to regulatory or other delays.

Although we have the infrastructure and internal capability required to produce our clinical drug supply of ZS-9 in our two current manufacturing facilities, we are currently in the process of expanding the infrastructure and internal capability required to produce our commercial supply of ZS-9. We must obtain approval from the FDA and other comparable foreign regulatory agencies, pursuant to inspections that will be conducted after we submit our NDA or relevant foreign regulatory submission, to manufacture the active pharmaceutical ingredient and final drug for ZS-9.

We must comply with cGMP regulations for manufacture of both active drug substances and finished drug products. If we cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory agencies, we will not be able to secure and/or maintain regulatory approval for our manufacturing facilities. In addition, we must maintain adequate quality control, quality assurance and qualified personnel and our manufacturing equipment must meet certain qualifications. If the FDA or a comparable foreign regulatory agency does not approve our facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to modify our manufacturing process or facilities or find alternative manufacturing facilities, which would be costly and could negatively impact our ability to develop, obtain regulatory approval for and market ZS-9, if approved.

We continue to refine and improve the manufacturing process for ZS-9, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes, particularly as we seek to significantly increase our capacity to commercialize ZS-9.

Additionally, if our manufacturing facilities were to be damaged, destroyed or otherwise unable to operate, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our manufacturing facility is disrupted for any other reason, such an event could delay our clinical trials or, if ZS-9 or any future product candidates are approved, jeopardize our ability to manufacture our products as promptly as our customers expect or at all. If we are unable to manufacture a product candidate or approved product within a timeframe that meets our clinical development needs or customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

We have no experience manufacturing ZS-9 at our anticipated commercial scale. We will face certain risks associated with scaling up our manufacturing capabilities to support anticipated commercial demand.

We have developed two manufacturing facilities to manufacture drug substance, which we use for research and development purposes and for clinical trials of ZS-9. While we have successfully manufactured drug substance in a reactor at one fourth of commercial scale, we do not have experience in manufacturing ZS-9 at our anticipated commercial scale. We installed a 2,000 liter commercial scale reactor during the second quarter of 2014. To meet our strategic objectives, which contemplate internally manufacturing all of our drug substance to support anticipated commercial demand if ZS-9 is approved, we will need to install additional reactors, dryers and other equipment, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities. Any future additions of reactors and further upgrade and expansion of our facilities may require additional regulatory approvals. In addition, it will be costly and time-consuming to install additional equipment, expand our facilities and recruit necessary additional personnel. For example, we are currently dependent on one supplier for our reactors. If we were unable to obtain additional reactors from our current supplier, we would incur additional costs and experience delays in connection with securing a new supplier. If we are unable to add reactors and expand our manufacturing capabilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of ZS-9, which could materially damage our business and financial position.

Manufacture and supply of drug substance, drug product and finished drug product is a complex and technically challenging undertaking, and there is potential for failure at many points in the manufacturing, testing, quality assurance and distribution supply chain, as well as the potential for latent defects after a product has been manufactured and distributed.

Manufacture and supply of drug substance, drug product and finished drug product is technically challenging. Changes that may be made outside the purview of our direct control can have an impact on the success of our processes, on quality, and on successful delivery of product. Mistakes and mishandling could affect successful production and supply. Some of these risks include:

•	failure to follow cGMP requirements or mishandling of our product while in production or in preparation for transit;

•	delays in analytical results or failure of analytical techniques that we depend on for quality control and release of drug product;

•	natural disasters, labor disputes, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations at our manufacturing facilities; and

•	latent defects that may become apparent after drug product has been released and which may result in recall or required destruction of drug product.

If any of these risks materialize it would have a material and adverse impact on our ability to develop, obtain regulatory approval for and market ZS-9, if approved.

We rely to some extent on third parties to conduct some of our nonclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize ZS-9 or any future product candidates.

We do not have the ability to independently conduct clinical trials and, in some cases, nonclinical studies. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct clinical trials on our drug candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct some of our nonclinical studies and all of our clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, including some regulations commonly referred to as good clinical practices, or cGCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in our clinical trials.

In addition, the execution of nonclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. These third parties may terminate their agreements with us upon as little as 30 days’ prior written notice. Some of these agreements may also be terminated by such third parties under certain other circumstances. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain regulatory approval for or commercialize ZS-9 or any future product candidate being tested in such trials.

ZS-9, if approved, may face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We intend to seek regulatory approval of ZS-9 for the treatment of hyperkalemia. While current options for the chronic management of hyperkalemia are limited, we expect to compete against well-known treatment options, including sodium polystyrene sulfonate, which is generically available. In addition, Relypsa Inc., or Relypsa, is developing a hyperkalemia treatment, which we believe has completed its Phase III development program. In order to compete successfully in this market, we will have to demonstrate that the treatment of hyperkalemia with ZS-9 is a superior alternative to existing or new therapies for hyperkalemia.

We may face significant competition from pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our potential competitors have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive expertise in nonclinical testing and clinical trials, in obtaining regulatory approvals for drugs and in commercializing drugs following approval. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

Failure to effectively compete against established or future treatment options for hyperkalemia would harm our business, financial condition and results of operations.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell ZS-9, if approved, or any future product candidates or generate product revenue.

We currently do not have a sales organization. In order to commercialize ZS-9 in the United States, we intend to build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We expect to establish a specialty sales organization with technical expertise and distribution capabilities to commercialize ZS-9, if approved, which will be expensive and time consuming. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

In both the United States and internationally, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize ZS-9. If we are not successful in commercializing ZS-9 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

If we fail to establish an effective packaging and distribution process for ZS-9, our business may be adversely affected.

Packaging and final drug product formation is currently performed by Sharp Packaging Services, or Sharp. We do not have a long term agreement with Sharp, or any other final drug product producer, to produce ZS-9 once approved by the FDA. Failure to secure an effective arrangement with Sharp or another final drug product producer, or the failure of Sharp or any other final drug product producer we may work with to perform as expected, could negatively impact the availability of ZS-9. If we are unable to effectively establish and manage the packaging process, the commercial launch and sale of ZS-9, if approved, will be delayed or severely compromised and our results of operations may be harmed.

Similarly, we do not currently have the infrastructure necessary for distributing pharmaceutical products to patients. We intend to contract with a third-party logistics company to warehouse these products and distribute them. This distribution network will require significant coordination with our manufacturing, sales and marketing and finance teams. Failure to secure an effective arrangement with a logistics company, or the failure of that logistics company to perform as expected, could negatively impact the distribution of ZS-9, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of ZS-9, if approved, will be delayed or severely compromised and our results of operations may be harmed.

If we fail to obtain and sustain an adequate level of reimbursement for our products by third-party payors, sales would be adversely affected.

We expect patients who have hyperkalemia to need treatment throughout their lifetimes but anticipate that most patients would not be capable of paying for this treatment themselves absent reimbursement by third-party payors, including Medicare. Additionally, if the level of reimbursement is below our expectations, our revenue and gross margins would be adversely affected.

Obtaining formulary approval from third-party payors can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell ZS-9 or any future products into our target markets. Even if we do obtain formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Cost containment has been an increasing trend in the U.S. health care industry. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors are questioning the coverage of, and challenging the prices charged for medical products and services, and many third-party payors limit coverage of, or reimbursement for, newly approved health care products.

Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. If the prices for our products decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels, our revenue and prospects for profitability will suffer.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit or cease commercialization of ZS-9 or any future product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or breach of warranty. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of ZS-9 or any future product candidates.

Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for ZS-9 or any future product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize ZS-9 or any future product candidates.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of ZS-9 or any future products we develop. We currently carry product liability insurance covering use of ZS-9 in our clinical trials in the amount of $3.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing ZS-9, we intend to expand our insurance coverage to include the sale of ZS-9. However, we may be unable to obtain this liability insurance on commercially reasonable terms.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

As of June 30, 2014, we had 45 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, and clinical trials, and commercialize ZS-9 or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	expand our general and administrative, manufacturing and sales and marketing organizations;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, legal, financial and management controls, reporting systems and procedures.

If we fail to attract and keep senior management, we may be unable to successfully develop ZS-9 or any future product candidates, conduct our clinical trials and commercialize ZS-9 or any future product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. The loss of services of any of our senior management could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of ZS-9 or any future product candidates.

Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development, manufacturing and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

We incur significant costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives and corporate governance practices.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations increased our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with an increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal controls over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than an aggregate of $1.0 billion in non-convertible debt during the prior three-year period.

If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Market or other adverse consequences that would materially harm our business.

If we are not successful in discovering, developing, acquiring or commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of ZS-9, a key element of our strategy is to discover, develop and commercialize a portfolio of products utilizing proprietary zirconium silicate technology. We are seeking to do so through our internal research programs and/or by selectively pursuing commercially synergistic in-licensing or acquisition of additional compounds that would be compatible with ZS-9 or any other future product candidates we may have. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential product candidates;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may be covered by third parties’ patents or other exclusive rights;

•	the market for a product candidate may change during our program so that it may become impractical or uneconomical to continue to develop such a product candidate;

•	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable.

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing ZS-9.

Any partnership arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to commercialize ZS-9, and potential future product candidates, outside the United States.

We may seek partnerships for the commercialization of ZS-9 or potential future product candidates outside the United States. We may enter into these arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective partnership arrangements for our product candidates internationally. We will face significant competition in seeking appropriate partners. Moreover, partnership arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement partnerships or other alternative arrangements should we choose to pursue such arrangements. The terms of any partnerships or other arrangements that we may establish may not be favorable to us. For example, we could grant exclusive rights to our partners which could prevent us from partnering with others.

Any future partnerships that we enter into may not be successful. The success of our partnership arrangements will depend heavily on the efforts and activities of our partners, who may have significant discretion in determining the efforts and resources that they apply to these partnerships. In addition, partners may not properly maintain or defend our intellectual property rights, may infringe third-party intellectual property rights, may misappropriate our trade secrets or may otherwise use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation and potential liability.

Disagreements between parties to a partnership arrangement regarding commercialization matters and proprietary rights can lead to delays in commercialization of the applicable product candidate and, in some cases, termination of the partnership arrangement. These disagreements can be difficult to resolve if neither party has final decision-making authority.

Partnerships with third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to products or technology from third parties, we could lose commercial rights that are important to our business and could be prevented from commercializing our product candidates.

We are party to a license agreement with UOP LLC, or UOP, that we depend on for certain rights related to ZS-9. Under our license agreement with UOP, we are subject to various obligations, including royalty payment obligations on net sales of ZS-9 or other product candidates or related technologies made by us or our sublicensees to the extent they are covered by the agreement and indemnification obligations. In addition, we may, in the future, enter into other agreements, including license agreements that may impose diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations or otherwise breach our license or other agreements, the counterparty may have the right to terminate the applicable agreement in whole or part, in which event we might not be able to market any product that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such license agreement. The loss of our license agreement with UOP could materially affect our ability to proceed with the development and commercialization of ZS-9, which could have a material adverse effect on our operating results and overall financial condition. Termination of these license agreements, or the reduction or elimination of our licensed rights thereunder, may result in our having to negotiate new or restated agreements that may contain less favorable terms or may not be available at all, or cause us to lose rights in important intellectual property or technology.

If we engage in acquisitions or in-licensing, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions or in-licensing.

We may attempt to acquire businesses, technologies, services, products or product candidates that we believe are a strategic fit with our business. If we do undertake any acquisitions or in-licensing, the process of integrating an acquired business, technology, service, product or product candidates into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Acquisitions and in-licensing could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, we may fail to realize the anticipated benefits of any acquisition or in-license.

If we obtain approval to commercialize ZS-9 outside of the United States, a variety of risks associated with international operations could materially and adversely affect our business.

If ZS-9 is approved for commercialization outside the United States, we will be subject to additional risks related to entering into these international business relationships, including:

•	differing U.S. and foreign drug import and export rules;

•	reduced protection for intellectual property rights in certain foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems, and different competitive drugs indicated to treat hyperkalemia;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including income taxes, indirect taxes, payroll taxes and withholding taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	potential liability resulting from development work conducted by these distributors; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

Our business involves the use of hazardous materials and we and our third-party suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development and manufacturing activities, as well as the activities of our third-party suppliers, involve the controlled storage, use and disposal of hazardous materials, including the components of our product and product candidates and other hazardous compounds. We and our suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our manufacturing facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations or environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third-party suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

We or the third parties upon whom we depend may be adversely affected by earthquakes, tornadoes, hurricanes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our offices, damaged critical infrastructure or disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be adversely affected, our reputation could be harmed and the further development of our product candidates could be delayed.

Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of ZS-9 or any future product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country.

Neither we nor any future collaboration partner is permitted to market ZS-9 or any future product candidate in the United States until we receive approval of an NDA from the FDA. We have not submitted an application or obtained marketing approval for ZS-9 anywhere in the world. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•	warning letters or an injunction;

•	civil and criminal penalties;

•	injunctions;

•	withdrawal of regulatory approval of products;

•	product recalls;

•	total or partial suspension of production;

•	refusal to approve pending NDAs or supplements to approved NDAs; and

•	restrictions on operations, including costly new manufacturing requirements.

Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or our partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our drug candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all targeted indications.

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that require us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, the FDA may require us to conduct additional studies or trials for ZS-9 either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of patients in our current clinical trials from the United States. Further, there have been subject deaths in our clinical programs. While the incidence of subject deaths is not unexpected in view of the morbidity and mortality for the patient populations in our trials and have been determined by the study investigators and by us as unrelated to ZS-9, the FDA may require us to perform additional studies or otherwise delay regulatory approval of ZS-9. Despite the time and expense exerted, failure can occur at any stage. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

•	a drug candidate may not be deemed safe or effective;

•	FDA officials may not find the data from nonclinical studies and clinical trials sufficient;

•	the FDA might not approve our third-party manufacturers’ processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.

If ZS-9 or any future product candidate fails to demonstrate safety and efficacy in clinical trials or does not gain regulatory approval, our business and results of operations will be materially and adversely harmed. Additionally, if the FDA requires that we conduct additional clinical trials, places limitations on ZS-9 in our label, delays approval to market ZS-9 or limits the use of ZS-9, our business and results of operations may be harmed.

Even if we receive regulatory approval for ZS-9 or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, ZS-9 or any future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Even if a drug is approved by the FDA and/or non-U.S. regulatory authorities, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance.

If ZS-9 is approved it will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States and those of non-U.S. regulatory authorities. In addition, our manufacturing facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems at our manufacturing facilities, or disagrees with the promotion, marketing, or labeling of a product, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend or withdraw regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

•	seize or detain products or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from ZS-9. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from the sale of ZS-9 our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

Currently we plan to seek regulatory approval to market ZS-9 solely for the treatment of hyperkalemia and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing ZS-9 for any other indication.

We intend to seek approval to market ZS-9 for the treatment of hyperkalemia. We do not have plans to seek approval of ZS-9 for any other indication at this time. Under applicable regulations, the ability of a company to make marketing statements about the effectiveness of its drug outside of the statements made in the label, referred to as “off-label” marketing, is prohibited. If we are found to have promoted such off-label uses, we may become subject to significant liability.

If we fail to comply or are found to have failed to comply with FDA and other regulations related to the promotion of ZS-9 for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. If we receive marketing approval for ZS-9, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of ZS-9 for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

If approved, ZS-9 or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

Some participants in our trials have reported adverse effects after being treated with ZS-9. If we are successful in commercializing ZS-9 or any other products, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before we can begin commercial manufacture of ZS-9, we must obtain regulatory approval of our manufacturing facilities, processes and quality systems. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities, before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, we may be unable to continue to pass or initially pass federal, state or foreign regulatory inspections in a cost-effective manner.

If we are unable to comply with manufacturing regulations, ZS-9 may not be approved, or we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.

Our failure to obtain regulatory approvals in foreign jurisdictions for ZS-9 would prevent us from marketing our products internationally.

In order to market any product in the European Economic Area, or EEA (which is composed of the 27 member states of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a MAA. Before granting a MAA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as other unknown risks. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file we may not receive necessary approvals to commercialize our products in any market.

We may be subject to healthcare laws, regulation and enforcement and our failure to comply with these laws could have a material adverse effect on our results of operations and financial conditions.

Although we do not currently have any products on the market, once we begin commercializing our products, we may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the state and foreign governments in which we conduct our business. The laws that may affect our ability to operate as a commercial organization include:

•	the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and

•	U.S. and European reporting requirements detailing interactions with and payments to healthcare providers.

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market our products and adversely impact our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Further, the Patient Protection and Affordable Care Act, or PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The PPACA also imposes new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers were required to begin data collection on August 1, 2013 and to report such data to the government by March 31, 2014 and by the 90th calendar day of each year thereafter.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation, and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, the PPACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The PPACA, among other things:

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” effective 2011;

•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%, effective 2011;

•	could result in the imposition of injunctions;

•	requires collection of rebates for drugs paid by Medicaid managed care organizations;

•	requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	creates a process for approval of biologic therapies that are similar or identical to approved biologics.

While the U.S. Supreme Court upheld the constitutionality of most elements of the PPACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety. We cannot assure you that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare reductions went into effect. We cannot predict whether any additional legislative changes will affect our business.

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

•	our ability to set a price that we believe is fair for our products;

•	our ability to generate revenue and achieve or maintain profitability; and

•	the availability of capital.

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of ZS-9 or any future product candidates and to produce, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of ZS-9 or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	additional clinical trials to be conducted prior to obtaining approval;

•	changes to manufacturing methods;

•	recall, replacement, or discontinuance of one or more of our products; and

•	additional record keeping.

Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm our business, financial condition and results of operations.

Risks Related to Intellectual Property

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents or other proprietary rights, which would be costly, time consuming and could delay or prevent the development and commercialization of ZS-9 or any future product candidates.

There is a significant amount of intellectual property litigation in the pharmaceutical and biotechnology industries, and we may become a party to, or threatened with litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology or product candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We cannot assure you that ZS-9 or any future product candidates will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing ZS-9 or future product candidates. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. In addition, ZS-9 has a complex structure that makes it difficult to conduct a thorough search and review of all potentially relevant third-party patents that may impact our freedom to operate. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of ZS-9 or our other product candidates. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of our owned or licensed patents or patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of such patents or patent applications.

In July 2014, the U.S. Patent and Trademark Office, or USPTO, issued a Notice of Final Rejection with respect to a patent application filed by one of our competitors, Relypsa, Inc., which is seeking broad claims directed to removing potassium from a patient. Subsequently, a third party prior art submission was made that may or may not affect the timing of the prosecution of the application, whether a patent issues or, if it were to issue, how broad the claims would be. If a patent were to issue with the currently pending or similarly broad claims, it could potentially cover the use of ZS-9 in the treatment of hyperkalemia. We believe that such a patent should not issue, and if it does, it should be found to be invalid and unenforceable. Nevertheless, challenging this patent would be costly and time consuming, and if the challenge were unsuccessful, it could materially impact the commercialization of ZS-9 for the treatment of hyperkalemia, which could have a material adverse impact on our business, financial condition and results of operations. In the event that a patent with the current or similarly broad claims is issued, we intend to vigorously challenge it.

We may be subject to third-party infringement claims in the future against us or our partners that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third-party’s patent or other intellectual property right. We may be required to indemnify present and future partners against such claims. We are currently required to indemnify UOP against such claims pursuant to the terms of our license agreement. If a patent infringement suit were brought against us or our partners, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our partners may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our partners were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property, and we may be required to make substantial licensing and royalty payments. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our partners are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive and time consuming and would divert management’s attention from our core business. Any of these events could harm our business and competitive position significantly. Claims that we have misappropriated the confidential information or trade secrets of third parties could expose us to similar liabilities and have a similar negative impact on our business.

In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the USPTO, to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or corresponding offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. We may additionally become involved in additional proceedings regarding intellectual property rights with respect to our products and technology including re-examination, inter partes review, post-grant review, cancellation or similar proceedings before the USPTO or its foreign counterparts. The risks of being involved in such litigation or other proceedings may also increase as ZS-9 or our other product candidates near commercialization and as we gain greater visibility associated with being a public company.

We may be involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors or other third parties may infringe or otherwise violate our patents, the patents of our licensors, or our other intellectual property rights. Even where laws provide protection, to counter such infringement or other violations, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our present or future partners were to initiate legal proceedings against a third-party to enforce a patent covering ZS-9 or one of our future products or product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, counterclaims by defendants alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution of the relevant patent. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability against our intellectual property related to ZS-9, we would lose at least part, and perhaps all, of the patent protection on ZS-9. Such a loss of patent protection would have a material adverse impact on our business. In addition, in an infringement proceeding a court may refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Moreover, our competitors or other third parties could counterclaim that we infringe their intellectual property, and some of our competitors have substantially greater intellectual property portfolios than we do. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy that we may receive may not be commercially valuable. In addition, due to the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during such litigation.

The patent prosecution process is expensive and time-consuming, is highly uncertain and involves complex legal and factual questions. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and product candidates. We seek to protect our proprietary position by filing in the United States and in certain foreign jurisdictions patent applications related to our novel technologies and product candidates that are important to our business.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we may not pursue or obtain patent protection in all major markets. Moreover, in some circumstances, we may not have the right to control the preparation, filing or prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. In some circumstances, our licensors may have the right to enforce the licensed patents without our involvement or consent, or to decide not to enforce or to allow us to enforce the licensed patents. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. For example, pursuant to our license agreement with UOP, UOP has retained responsibility for prosecuting and maintaining the patent rights they have licensed to us and has the first right to enforce the licensed patent rights against third-party infringement. If any of our licensors fail to maintain such patents, or lose rights to those patents, the rights that we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected.

In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Moreover, the USPTO might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, validity, term, enforceability and commercial value of our patent rights are highly uncertain.

Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional nonclinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our patents or narrow the scope of our patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents that we own or license. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned and licensed patent applications and the enforcement or defense of issued patents that we own or license, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights; allow third parties to commercialize our technology or products and compete directly with us, without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our owned and licensed patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

If we are unable to obtain and maintain sufficient intellectual property protection for ZS-9 or any future product candidates or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

The patentability of inventions, and the validity, enforcement and scope of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. Consequently, the patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries for many reasons. For example, there is no assurance that we were the first to invent or the first to file patent applications in respect of the inventions claimed in our patent applications. Even if patents have issued or do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in some jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. For example, a third-party may develop a competitive product that provides therapeutic benefits similar to ZS-9 but has a sufficiently different composition to fall outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to ZS-9 or any future product candidates is successfully challenged, it could negatively affect our ability to commercialize ZS-9 or any future product candidates. As a result, we may also face unexpected competition that could have a material adverse impact on our business. Further, if we encounter delays in our clinical trials, the period of time during which we could market ZS-9 or any future product candidates under patent protection, if approved, would be reduced. The scope of our owned and licensed intellectual property rights may not be sufficient to prevent others from manufacturing or selling competing products. For example, our intellectual property position depends in part on patent rights that we have licensed from UOP. Certain of these licensed patents, including patents with composition-of-matter claims covering ZS-9 are expected to expire by 2017. Such expiration date is only shortly after the date by which we expect ZS-9 to be commercialized in the United States, assuming we obtain marketing approval, and may even be prior to such date. We have also licensed rights to a United States patent claiming a method of using ZS-9 to remove toxins from a fluid, including in the treatment of hyperkalemia, from UOP that is currently expected to expire in 2019 unless extended under the Hatch/Waxman amendments to the FDCA. As a result, we may not be able to prevent competitors from commercializing products similar or identical to ZS- 9 after these licensed patents expire.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions to maintain patent applications and issued patents. We and our licensors may fail to take the necessary actions and to pay the applicable fees to obtain or maintain our patents. Noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to use our technologies and enter the market earlier than would otherwise have been the case.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, the United States has recently enacted the Leahy-Smith Act and is currently implementing wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the United States Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We have not yet registered trademarks for a commercial trade name for ZS-9 in the United States or elsewhere and failure to secure such registrations could adversely affect our business.

We have not yet registered trademarks for a commercial trade name for ZS-9 in the United States or in any other foreign jurisdictions. During trademark registration proceedings, our trademark application may be rejected. Although we are given an opportunity to respond, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we fail to secure trademark registration for ZS-9 and our future product candidates, our ability to market such product offerings and our business could be adversely affected. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. The EMA will conduct a similar review process of the names we propose to use with our product candidates.

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on ZS-9 and all of our future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. The laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other forms of intellectual property protection, especially those relating to biopharmaceuticals. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we do not yet own or license rights to any issued patents covering ZS-9 in any jurisdiction other than the United States, and we cannot guarantee that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market ZS-9 or any future products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees or consultants have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s or consultant’s former employer. We are not aware of any material threatened or pending claims related to these matters, but in the future, litigation may be necessary to defend against such claims.

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Moreover, because we acquired certain rights to our lead product candidate under our license with UOP, we must rely on UOP’s practices, and those of its predecessors, with regard to obtaining necessary assignments of intellectual property from UOP’s employees to UOP. Such assignment agreements may not be self-executing, may be insufficient in scope or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business could be harmed.

In addition to seeking patent protection, we also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain and/or enforce, and other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We seek to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology. However, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, time-consuming and could result in substantial costs and the outcome of such a claim is unpredictable. Further, the laws of certain foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, or if our competitors independently develop any of our trade secrets we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Risks Related to Our Common Stock

Our stock price may be volatile and investors in our common stock could incur substantial losses.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. We priced our IPO at $18.00 per share on June 17, 2014 and, since then, our common stock has reached a high of $33.00 per share. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including those discussed in this “Risk Factors” section and others such as:

•	announcements of regulatory approval or a complete response letter relating to ZS-9, specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements of therapeutic innovations, new product candidates or approved products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, our manufacturing facilities, suppliers or sales and marketing activities;

•	changes or developments in laws or regulations applicable to ZS-9;

•	changes in existing tax laws, treaties or regulations or the interpretation or enforcement thereof, or the enactment or adoption of new tax laws, regulations or policies;

•	any adverse changes to our relationship with suppliers;

•	the success of our nonclinical studies and clinical trials;

•	the success of our efforts to acquire or license or discover additional product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the U.S. equity markets; and

•	the loss of any of our key scientific or management personnel.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non- affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Raising additional capital may restrict our operations or require us to relinquish rights to our technologies or product candidates, and if we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, partnerships and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. We may also from time to time issue additional shares of common stock at a discount from the then current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through partnerships or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this report lapse, the trading price of our common stock could decline. As of June 30, 2014, we had outstanding a total of 20,818,771 shares of common stock. Of these shares, approximately 6,836,111 shares of our common stock are freely tradable, without restriction, in the public market. J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

The lock-up agreements pertaining to our IPO will expire on December 14, 2014. After the lock-up agreements expire, up to an additional 13,982,660 shares of common stock will be eligible for sale in the public market, 5,895,363 of which shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act.

In addition, as of June 30, 2014, 6,027,395 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of June 30, 2014, the holders of up to approximately 15,033,468 shares of our common stock, or approximately 72% of our total outstanding common stock as of June 30, 2014, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates will beneficially own approximately 47% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our certificate of incorporation and bylaws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, these provisions would apply even if we were to receive an offer that some stockholders may consider beneficial.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•	we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

•	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

•	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•	we will not be obligated pursuant to our bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

•	the rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend our bylaw provisions to reduce or eliminate our indemnification obligations to directors, officers, or employees and agents serving at the request of such persons, after the occurrence of the civil, criminal, administrative or investigative act or omission for which indemnification is sought.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

Our ability to use our net operating loss carryforwards and certain other tax attributes is limited and may be further limited.

As of June 30, 2014, we had gross federal income tax net operating loss, or NOL, carryforwards of approximately $58.9 million and federal research tax credit carryforwards of approximately $3.4 million. These NOL carryforwards and research tax credit carryforwards, if not previously used, will begin to expire in 2029. The future utilization of our NOL carryforwards and research tax credit carryforwards will be subject to an annual limitation, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as a result of an ownership change that occurred at the time of the closing of the first tranche of Series C redeemable preferred stock in October 2012. We have not yet determined the amount of the annual limitations on our NOL or research credit carryforwards. Moreover, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income in the future, the limitations on our ability to use our NOL carryforwards and research tax credit carryforwards to reduce U.S. federal tax liability could potentially result in increased future tax liability to us.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2014, we granted options in unregistered transactions to purchase an aggregate of 642,593 shares of common stock at a weighted-average exercise price of $15.14 per share to our employees and non-employee directors. The sales of the above securities were exempt from registration under Rule 701 promulgated under the Securities Act, as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

Use of Proceeds

On June 17, 2014, our registration statement on Form S-1 (File No. 333-195961) relating to the IPO of our common stock was declared effective by the SEC. J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC acted as joint book-running managers and representatives of the underwriters in the offering.

The shares began trading on The NASDAQ Global Select Market on June 18, 2014. The sale of the shares in our IPO closed on June 23, 2014 and we sold 6,836,111 shares of common stock, which included 891,667 shares of common stock issued pursuant to the option to purchase additional shares granted to the underwriters. The total proceeds of our IPO, based on the public offering price of $18.00 per share, were approximately $123.0 million. There were no purchases of our securities by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act. We received net proceeds from the offering of $114.4 million, after deducting underwriting discounts and commissions of $8.6 million. After deducting offering expenses of approximately $2.2 million, remaining proceeds were $112.2 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 11,979,479 shares of common stock. No underwriting discounts or expenses resulted in direct or indirect payments to any of our directors, officers or their associates, to persons owning 10% or more of our common stock or to any of our affiliates.

The net proceeds from our IPO have been used and will be used, together with our cash, cash equivalents and short- term investments, to fund continued advancement of our Phase III ZS004 clinical trial, long-term safety trial ZS005, manufacturing scale-up activities and pre-clinical programs, with the balance to be used to fund working capital, capital expenditures and other general corporate purposes, which may include in-licenses, acquiring, or investing in additional businesses, technologies, products, or assets the acquisition or licensing of other products, businesses or technologies.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated June 17, 2014, filed with the SEC pursuant to Rule 424(b) (4) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Seventh Amended and Restated Certificate of Incorporation of ZS Pharma, Inc. (incorporated by reference herein to Exhibit 3.1 of the Form 8-K, filed by the registrant on June 23, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.2 of the Form 8-K, filed by the registrant on June 23, 2014).

4.1*	Fourth Amended and Restated Investors’ Rights Agreement, dated as of June 23, 2014.

4.2	ZS Pharma, Inc. 2014 Incentive Plan (incorporated by reference herein to Exhibit 10.6 of the Form 8-K, filed by the registrant on June 23, 2014).

4.3	Form of Stock Option Grant Notice and Incentive Stock Option Agreement under the 2014 Incentive Plan (incorporated by reference herein to Exhibit 4.6 of the Form S-8, filed by the registrant on July 3, 2014).

4.4	Form of Stock Option Grant Notice and Nonqualified Stock Option Agreement under the 2014 Incentive Plan (incorporated by reference herein to Exhibit 4.7 of the Form S-8, filed by the registrant on July 3, 2014).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Robert Alexander (Principal Executive Officer).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Todd A. Creech (Principal Financial Officer).

32.1**	Section 1350 Certification of Robert Alexander (Principal Executive Officer).

32.2**	Section 1350 Certification of Todd A. Creech (Principal Financial Officer).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	- filed herewith
**	- furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZS Pharma, Inc.

(registrant)

Date: August 14, 2014	By:	/s/ Todd A. Creech
		Name:	Todd A. Creech
		Title:	Chief Financial Officer