Form 10-Q
period 2014-09-30
ZS Pharma, Inc.
filed 2014-11-10
CIK 1459266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 20,819,299.

ZS PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of reporting primary endpoint results from our ongoing clinical trials of sodium zirconium cyclosilicate (ZS-9);

•	our expectations regarding the timing of submitting an NDA to the FDA and MAA to the EMA and the likelihood of regulatory approval for ZS-9;

•	the potential market opportunities for commercializing ZS-9;

•	our expectations regarding the potential market size and the size of the patient populations for ZS-9, if approved for commercial use;

•	our expectations regarding our ability to successfully commercialize ZS-9, if approved;

•	estimates of our expenses, future revenue, capital requirements and needs for additional financing;

•	our expectations regarding the number of nephrologists and cardiologists that we plan to target;

•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model and strategic plans for our business and technology;

•	our expectations regarding our future costs of goods;

•	the initiation, timing, progress and results of future nonclinical studies, clinical trials and research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering ZS-9 and our other potential product candidates;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

Part I – Financial Information

ITEM 1. Condensed Financial Statements

ZS Pharma, Inc.

Condensed Balance Sheets

(In Thousands, Except Share and per Share Amounts)

	September 30 2014	December 31 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,534	$9,170
Restricted cash	300	150
Other current assets	496	77

Total current assets	122,330	9,397
Property and equipment, net	11,474	4,625
Other assets	186	24

Total assets	$133,990	$14,046

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$4,918	$1,489
Accrued liabilities	3,794	3,114
Current portion of capital lease obligation	304	73

Total current liabilities	9,016	4,676
Deferred rent	73	67
Lease incentive	115	184
Capital lease obligation	203	—
Long-term debt, net of discount	9,958	—
Series B redeemable preferred stock warrant liability	—	2,667

Total liabilities	19,365	7,594
Commitments and contingencies (Note 7)
Preferred stock whose redemption is outside the control of the issuer:
Series B convertible, redeemable preferred stock, par $0.001; nil and 6,768,033 shares authorized at September 30, 2014 and December 31, 2013, respectively; nil and 2,261,488 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; liquidation value of $8,409 at December 31, 2013	—	8,387
Series C convertible, redeemable preferred stock, par $0.001; nil and 17,692,308 shares authorized at September 30, 2014 and December 31, 2013, respectively; nil and 6,899,275 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; liquidation value of $46,000 at December 31, 2013	—	43,247
Shareholders’ equity (deficit):
Series A convertible preferred stock, par $0.001; nil and 1,494,966 shares authorized at September 30, 2014 and December 31, 2013, respectively; nil and 582,965 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	1,196
Preferred Stock, par $0.001; 5,000,000 and nil shares authorized as of September 30, 2014 and December 31, 2013, respectively; nil shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, par $0.001; 250,000,000 and 49,574,865 shares authorized at September 30, 2014 and December 31, 2013, respectively; 20,819,299 and 1,628,976 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	21	2
Additional paid-in capital	208,567	3,854
Accumulated deficit	(93,963)	(50,234)

Total shareholders’ equity (deficit)	114, 625	(45,182)

Total liabilities and shareholders’ equity (deficit)	$133,990	$14,046

See accompanying notes

ZS Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In Thousands, Except for Share and per Share Amounts)

	Three Months Ended September 30 2014	Three Months Ended September 30 2013	Nine Months Ended September 30 2014	Nine Months Ended September 30 2013
Costs and expenses:
Research and development	$10,923	$7,138	$26,158	$17,882
General and administrative	5,699	2,224	14,270	3,911

	16,622	9,362	40,428	21,793

Loss from operations	(16,622)	(9,362)	(40,428)	(21,793)
Other (income) expense:
Interest/other income	(31)	(5)	(50)	(25)
Interest expense	272	3	280	12
Expense to mark warrants to market	—	32	3,071	153

Net loss	(16,863)	(9,392)	(43,729)	(21,933)
Preferred stock accretion	—	(173)	(310)	(515)

Net loss attributable to common shareholders	$(16,863)	$(9,565)	$(44,039)	$(22,448)

Net loss per share attributable to common shareholders, basic and diluted	$(0.81)	$(6.14)	$(5.05)	$(14.41)

Weighted-average common shares used to compute net loss per share attributable to common shareholders, basic and diluted	20,818,794	1,557,643	8,713,664	1,557,643

See accompanying notes

ZS Pharma, Inc.

Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30 2014	Nine Months Ended September 30 2013
Operating activities
Net loss	$(43,729)	$(21,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	908	402
Amortization of lease incentive	(69)	—
Amortization of debt issuance costs	17	—
Amortization of debt discount	52	—
Share-based expenses	5,489	108
Series B warrant mark-to-market expense	3,071	697
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(454)	(58)
Accounts payable	2,031	638
Accrued expenses	680	1,087
Deferred rent	6	50

Net cash used in operating activities	(31,998)	(19,009)
Investing activities
Purchases of property and equipment	(5,751)	(3,367)

Net cash used in investing activities	(5,751)	(3,367)
Financing activities
Proceeds from issuance of long-term debt	9,900	—
Payment of debt issuance costs for long-term debt	(136)	—
Increase in restricted cash	(150)	—
Proceeds from exercise of options	1	—
Proceeds from exercise of warrants	3,780	—
Proceeds from issuance of common stock, net of issuance costs	112,117	—
Proceeds from issuance of Series D preferred stock, net of issuance costs	24,751	—
Proceeds from issuance of Series C preferred stock, net of issuance costs	25	15,100
Principal payments on capital lease	(175)	(73)

Net cash provided by financing activities	150,113	15,027

Net increase (decrease) in cash and cash equivalents	112,364	(7,349)
Cash and cash equivalents at beginning of period	9,170	24,401

Cash and cash equivalents at end of period	$121,534	$17,052

See accompanying notes

ZS Pharma, Inc.

Notes to Unaudited Interim Condensed Financial Statements

September 30, 2014

1. Nature of Business and Summary of Significant Accounting Policies

Organization

ZS Pharma, Inc. is a biopharmaceutical company focused on the development and commercialization of highly selective, non-absorbed drugs to treat renal, cardiovascular, liver and metabolic diseases. Our proprietary zirconium silicate technology allows us to create highly selective ion traps that can reduce toxic levels of specific electrolytes without disturbing the balance of other electrolytes. Our lead product candidate, sodium zirconium cyclosilicate, (or ZS-9), recently completed Phase III development for the treatment of hyperkalemia, a life-threatening condition in which elevated levels of potassium increase the risk of muscle dysfunction, including cardiac arrhythmias and sudden cardiac death. We expect to file a New Drug Application (NDA) for ZS-9 for the treatment of hyperkalemia within the first half of 2015.

On June 17, 2014, our registration statement on Form S-1 (File No. 333-195961) relating to our initial public offering (IPO) of our common stock was declared effective by the Securities and Exchange Commission (SEC). Our shares began trading on The NASDAQ Global Select Market on June 18, 2014. The public offering price of the shares sold in the offering was $18.00 per share. The IPO closed on June 23, 2014 and included 6,836,111 shares of common stock, which included 891,667 shares of common stock issued pursuant to the option granted to the underwriters to purchase additional shares. We received total proceeds from the offering of $114.4 million, net of underwriting discounts and commissions of $8.6 million. After deducting offering expenses of approximately $2.3 million, net proceeds were approximately $112.1 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 11,979,479 shares of common stock.

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on June 23, 2014, the number of shares of capital stock the Company is authorized to issue was increased to 255,000,000 shares, of which 250,000,000 shares are common stock and 5,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share. There were no shares of preferred stock outstanding at September 30, 2014.

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

The interim condensed balance sheet as of September 30, 2014, and the interim condensed statements of operations for the three and nine months ended September 30, 2014 and 2013, and the interim condensed statements of cash flows for the nine months ended September 30, 2014 and 2013, are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2014, and our results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The financial data and the other financial information disclosed in these notes to the financial statements related to the three-month periods and the nine-month periods, are also unaudited. The results of operations for the three months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or for any other future annual or interim period. The condensed balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with our audited financial statements included in our prospectus dated June 17, 2014, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act.

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

We measure and recognize compensation expense for all stock options granted to our employees and directors, based on the estimated fair value of the award on the grant date. We use the Black-Scholes valuation model to estimate the fair value of stock option awards. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. We believe that the fair value of stock options granted to non-employees is more reliably measured than the fair value of the services received. As such, the fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered. The determination of the grant-date fair value of options using an option-pricing model is affected by our estimated common stock fair value, as well as assumptions regarding a number of other complex and subjective variables.

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

Restricted Cash

On November 22, 2013, we executed an agreement to pledge, assign, transfer, and grant a security interest to J.P. Morgan Bank to secure the payment and performance of our credit card program. Pursuant to the terms of the agreement, we have agreed to maintain funds in a restricted cash account to support the credit limit of the program, given we are a pre-revenue company. In August 2014 the credit limit of the program was increased from $150,000 to $300,000 and at that time we increased the balance in the restricted cash account by $150,000.

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

Fair Value Measurements

ASC 820, Fair Value Measurement, provides a comprehensive framework for measuring the fair value of assets and liabilities, which provides for consistency in fair value determinations under various existing accounting standards that permit, or in some cases require, estimates of fair market value.

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

Level 3 liabilities are comprised of redeemable preferred stock warrant liabilities. These warrants were classified as liabilities because the Series B Redeemable Preferred shares that were able to be purchased by these warrants were redeemable and, therefore, are classified as temporary equity. The following table sets forth a summary of the changes in the estimated fair value of our redeemable preferred stock warrants, which were measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2013	$2,667
Net increase in fair value	3,071
Amount reclassified to shareholders’ equity upon exercise	(5,738)

Balance as of September 30, 2014	$—

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

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2014 and 2013, we had no uncertain tax positions and no interest or penalties have been charged us from inception through September 30, 2014. If incurred, we will classify any interest and penalties as a component of tax expense.

We have determined that we have had several changes of ownership, as defined under Internal Revenue Code Section 382 (Section 382), since the company was founded in 2008, with the most recent Section 382 change of ownership occurring on June 23, 2014. According to the provisions of Section 382, our net operating losses and research credits will be subject to certain annual limitations. As of September 30, 2014, we had federal income tax net operating loss, or NOL, carryforwards of approximately $71.8 million and federal research tax credit carryforwards of approximately $4.0 million, net of IRS Section 382 limitations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, net loss equaled comprehensive loss.

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

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common shareholders for the periods presented as the effect of including such securities would be antidilutive:

	Nine Months Ended September 30
	2014	2013
Convertible preferred stock – as converted to common stock	—	9,743,278
Warrants to purchase convertible preferred stock – as converted to common stock	—	377,743
Warrants to purchase common stock	—	445,538
Options to purchase common stock	4,694,227	3,296,828

	4,694,227	13,863,387

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

Our stock option activity and related information are summarized as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
Options outstanding at December 31, 2013	3,286,870	$2.05	8.77
Options granted	300,401	5.62	9.82
Options exercised	—	—	—
Options forfeited	—	—	—

Options outstanding at March 31, 2014	3,587,271	2.36	8.63
Options granted	642,593	15.14	9.86
Options exercised	—	—	—
Options forfeited	—	—	—

Options outstanding at June 30, 2014	4,229,864	4.29	8.61
Options granted	464,891	28.81	9.82
Options exercised	528	2.13	8.89
Options forfeited	—	—	—

Options outstanding at September 30, 2014	4,694,227	$6.72	8.50

Exercisable at September 30, 2014	1,556,802	$1.95	7.60

Included in the table above are 189,847 options granted to our chief executive officer (CEO) on January 25, 2014 that contain dual-trigger vesting provisions that require the CEO to meet both a service requirement (time vesting over four years) and the achievement of certain events at specified prices in order to fully vest in the options granted, including the closing of the Series D Redeemable Preferred Stock Financing, which occurred on February 28, 2014, and the closing of our initial public offering, or IPO, which occurred on June 23, 2014 (event-based vesting). The number of options in which the CEO could potentially vest is divided into two tranches and is dependent upon the actual price per share at which a closing of the above-mentioned events occurs.

The event-based vesting requirements of the first tranche of 31,641 options were met upon the closing of the Series D Redeemable Preferred Stock Financing. The event-based vesting requirements of the second tranche of up to 158,206 options were met upon the closing of our IPO. The Company utilized a Monte Carlo simulation method to estimate the fair value of these options on the grant date, and the following grant date fair values were calculated for each tranche of the award:

	Number of Options	Grant Date Fair Value
IPO Scenario
- Closing of Series D Preferred Stock Financing	31,641	$144,931
- Closing of IPO	158,206	$538,520

	189,847	$683,451

We began recording expense for these awards over the remaining service period with a cumulative catch up to expense when the event-based performance requirements were met (i.e. at the closing of the round of Series D Redeemable Preferred Stock and the IPO).

We calculate the intrinsic value of our options by multiplying the number of options by the difference between the estimated fair value per share for our common stock and the options’ exercise price. The aggregate intrinsic value of options exercisable and options outstanding as of September 30, 2014, was $58.0 million and $152.6 million, respectively. We will issue new shares of Common Stock upon the exercise of vested options.

The weighted-average grant-date fair value of options granted in the three months ended September 30, 2014 and 2013 was $22.15 and $1.86 per option, respectively, and for the nine months ended September 30, 2014 and 2013 was $13.72 and $2.98 per option, respectively.

At September 30, 2014, total compensation cost related to non-vested awards not yet recognized was $23.0 million, and the weighted-average period over which this amount is expected to be recognized was 2.93 years.

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

4. Debt

In July 2014, we entered into a Credit and Security Agreement (Credit Agreement) with MidCap Financial SBIC, LP (MidCap) for a $20 million credit facility, secured by all of our assets, with a negative pledge against our intellectual property. The credit facility is structured in two $10 million tranches, with the first tranche to be drawn at closing and the second tranche to be drawn after we provide evidence to MidCap of positive data based upon pre-specified endpoints in our ZS004 clinical study, but before its expiration on October 31, 2014. Notes issued under the terms of the Credit Agreement will bear interest at the rate of 7.5% per annum, payable monthly, have principal payable in 36 monthly installments commencing on January 1, 2016 and are subject to a $50,000 fee payable to MidCap upon closing. On January 1, 2019, the maturity date of the notes, we will owe MidCap an exit fee equal to 6.5% of the amount of notes funded under the Credit Agreement. We issued a note payable to MidCap in the amount of $10 million for the first tranche on July 14, 2014. The 6.5% exit fee is being recognized as additional interest expense over the term of the note.

In September 2014, we entered into the First Amendment to Credit and Security Agreement, which extended the second tranche commitment termination date from October 31, 2014 to March 31, 2015. Also in September 2014, MidCap assigned $5 million of the credit facility to Silicon Valley Bank (SVB).

5. Texas Emerging Technology Fund Grant

In August 2010, we were awarded a $2.0 million grant from the Texas Emerging Technology Fund, a program managed by the Governor’s office of the State of Texas, which provides economic development tools to support qualified start-up technologies in the state of Texas. The grant was to be funded in two tranches, one for $0.8 million, received in 2010, and the other for $1.2 million, received in 2011, based upon the achievement of certain milestones, which we achieved. As part of the terms of the award, we agreed to pay to the state an amount equal to the awards received, together with simple interest thereon at a rate of 8.0%, upon the occurrence of an event of default, which included the relocation of our principal place of business or principal executive offices to a location outside the state of Texas. Our obligation to repay the amount of the funds received upon an event of default expires upon the earlier date of a qualifying liquidation event or 10 years from the date of the award. We accounted for this repayment right as a derivative with changes in fair value of this instrument to be recognized through our statement of operations each period. At the date of issuance and as of September 30, 2014 and 2013, the fair value of this obligation was determined to be inconsequential given the likelihood that we would maintain our principal place of business or headquarters in Texas.

6. Defined Contribution Plan

In March, 2014, we began to sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Irrespective of the amount of any participant contributions in a plan year, we will contribute an amount equal to 3% of each participant’s annual salary into their account in the plan each plan year, subject to federal limits per employee for safe harbor plans such as the plan we have offered. For the three months and nine months ended September 30, 2014, we made safe harbor contributions into the plan totaling $55,000 and $113,000, respectively.

7. Commitments and Contingencies

Commitments

We have various manufacturing, clinical, research and other contracts with vendors in the conduct of the normal course of business. As of September 30, 2014, we had a purchase commitment for approximately $1.8 million with equipment vendors for the manufacture of equipment to produce our product. All other significant contracts as of September 30, 2014 were terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, we would only be obligated for the product or services that we had received at the time the termination became effective.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of highly selective, non-absorbed drugs to treat renal, cardiovascular, liver and metabolic diseases. Our proprietary zirconium silicate technology allows us to create highly selective ion traps that can reduce toxic levels of specific electrolytes without disturbing the balance of other electrolytes. Our initial focus is on the development of sodium zirconium cyclosilicate, (or ZS-9), our product candidate which recently completed Phase III development for the treatment of hyperkalemia, a life-threatening condition in which elevated levels of potassium increase the risk of muscle dysfunction, including cardiac arrhythmias and sudden cardiac death. We have designed our development program based on input from the FDA and EMA and plan to submit our NDA in the United States and our MAA in Europe in the first half of 2015 with the goal of obtaining approval for the treatment of acute and chronic hyperkalemia, regardless of the underlying disease state. If we receive regulatory approval, we intend to commercialize ZS-9 for the treatment of hyperkalemia in the United States with our own specialty sales force targeting nephrologists and cardiologists and intend to seek one or more partners for commercialization in markets outside of the United States.

We have completed three clinical studies with ZS-9 that together enrolled 1,101 patients with hyperkalemia, including patients with chronic kidney disease (CKD), heart failure (HF), diabetes and those on renin-angiotensin aldosterone system (RAAS) inhibitor therapy. Our first in-man study, ZS002, was completed in May 2012 and our first Phase III study, ZS003, was completed in November 2013. Our second Phase III study, ZS004, was completed in September 2014. All three trials met their pre-specified primary efficacy endpoints with clinically meaningful and statistically significant results; ZS002 and ZS003 also met their pre-specified secondary endpoints. We have only announced top-line primary endpoint results for ZS004 and plan to announce the detailed primary and secondary results during a late-breaking session at the American Heart Association conference on November 17, 2014. We initiated an extension to the ZS004 study, or ZS004E, and a long term safety study, ZS005, in the second quarter of 2014. We expect to file our NDA with the FDA and our MAA with the EMA in the first half of 2015.

We manufacture clinical trial quantities of ZS-9 in-house in two facilities from readily available starting materials using specialized equipment. We are currently in the process of increasing our manufacturing capabilities to support anticipated commercial demand. Additionally, we have established a supply chain to provide us with the materials required to manufacture ZS-9. We expect to significantly increase our investment in our commercial manufacturing process and inventory of ZS-9, and in our commercialization and marketing related activities, as we prepare for a possible commercial launch of ZS-9.

In February 2014, certain of our investors agreed to invest $55.0 million in consideration of the issuance of shares of our Series D preferred stock, subject to certain conditions. We closed the first $25.0 million tranche of our Series D preferred stock financing on February 28, 2014. On June 17, 2014, our registration statement on Form S-1 (File No. 333-195961) relating to our initial public offering (IPO) of our common stock was declared effective by the Securities and Exchange Commission (SEC). Our shares began trading on The NASDAQ Global Select Market on June 18, 2014. The public offering price of the shares sold in the offering was $18.00 per share. The IPO closed on June 23, 2014 and included 6,836,111 shares of common stock, which included 891,667 shares of common stock issued pursuant to the over-allotment option granted to the underwriters. We received total proceeds from the offering of $114.4 million, net of underwriting discounts and commissions of $8.6 million. After deducting offering expenses of approximately $2.3 million, net proceeds were approximately $112.1 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 11,979,479 shares of common stock.

Financial Overview

We have invested substantially all of our efforts and financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. To date, we have funded our operations primarily from the sale of convertible preferred stock and equity securities and a small amount of secured debt. We have never been profitable and have incurred net losses in each year since inception. Our net losses were $43.7 million and $21.9 million for the nine months ended September 30, 2014 and 2013. As of September 30, 2014 we had incurred cumulative net losses of $94.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues, which we do not expect will occur before 2016, at the earliest, will depend heavily on our obtaining marketing approval from the FDA and EMA for, and, subsequent to that, our successful commercialization of ZS-9.

Research and Development Expenses

Our research and development expenses consist primarily of:

•	salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions;

•	costs related to nonclinical studies in animal models;

•	fees paid to clinical consultants, clinical trial sites and vendors in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	costs related to production of clinical supplies, including fees paid to contract packagers;

•	costs related to compliance with drug development regulatory requirements;

•	annual minimum royalty payments to UOP LLC (UOP) pursuant to a license agreement; and

•	depreciation and other allocated facility-related and overhead expenses.

We expense both internal and external research and development costs in the periods in which they are incurred. To date, we have focused substantially all of our resources and development efforts on the development of ZS-9.

We expect our research and development expenses to increase during the next few years as we seek to complete our clinical program, pursue regulatory approval of ZS-9 in the United States and internationally and prepare for a possible commercial launch of ZS-9, which, if approved, will require significant investment to increase our manufacturing capabilities to support anticipated commercial demand. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to increased size and greater duration of the related clinical trials, which we expect to be the case for our ZS004E and ZS005 clinical trials. Predicting the timing or the final cost to complete our clinical program and/or validation of our commercial manufacturing and supply processes is difficult and delays or unexpected costs may occur because of many factors, including factors outside of our control. Furthermore, we are unable to predict when or if ZS-9 will receive regulatory approval in the United States or in any other countries with any certainty.

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

Interest Expense

Interest expense consists of cash and noncash interest costs related to our borrowings. The noncash interest costs consist of the amortization of debt issuance costs, primarily legal and banker fees, and debt discount in connection with the notes issued under the MidCap credit facility over the period the notes are expected to be outstanding.

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

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties based upon actual patient enrollment in accordance with agreements established with third-party vendors and clinical sites. We determine the actual expense accrual through review of patient enrollment databases and the agreed-upon fee to be paid for each patient enrolled less any payments made. During the course of a clinical trial, we may adjust our rate of clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from clinical sites and other third-party vendors. Through September 30, 2014, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Net Operating Loss Carryforwards and Research Tax Credit Carryforwards

As of September 30, 2014, we had federal income tax net operating loss, or NOL, carryforwards of approximately $71.8 million and federal research tax credit carryforwards of approximately $4.0 million, net of IRS section 382 limitations. These NOL carryforwards and research tax credit carryforwards, if not previously used, will begin to expire in 2029. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income in the future, the limitations on our ability to use our NOL carryforwards and research tax credit carryforwards to reduce U.S. federal tax liability could potentially result in increased future tax liability to us.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
Research and development	$10,923	$7,138	$3,785	53%
General and administrative	5,699	2,224	3,475	156%

Total operating expenses	16,622	9,362	7,260	78%

Loss from operations	(16,622)	(9,362)	(7,260)	78%
Interest/other income	(31)	(5)	(26)	* *
Interest expense	272	3	269	* *
Expense to mark warrants to market	—	32	(32)	* *

Net loss	$(16,863)	$(9,392)	$(7,471)	80%

**	Percentage not meaningful

Research and Development. Research and development expenses increased $3.8 million, or 53%, to $10.9 million for the three months ended September 30, 2014 from $7.1 million for the three months ended September 30, 2013. The increase was primarily due to an increase in personnel costs of $1.8 million and in certain other costs by $1.3 million in connection with our expanded clinical and manufacturing activities, as well an increase clinical trial related expenses of $0.7 million attributable to conducting and supporting our ZS004, ZS004E and ZS005 clinical studies.

General and Administrative. General and administrative expenses increased $3.5 million, or 156%, to $5.7 million for the three months ended September 30, 2014 from $2.2 million for the three months ended September 30, 2013. The increase was primarily due to increase in personnel costs of $2.0 million as a result of an increase in headcount to support growth in our operations, increase in consulting fees related to medical affairs and medical education of $1.1 million and $0.4 million in legal and accounting professional fees and other miscellaneous costs associated with our increased activity.

Interest/other Income. Interest/other income increased $26,000 for the three months ended September 30, 2014 over the three months ended September 30, 2013 as we invested surplus cash from our June 2014 IPO.

Interest Expense. Interest expense increased $269,000 for the three months ended September 30, 2014 over the three months ended September 30, 2013 due to cash interest paid and non-cash amortization of debt issuance costs and debt discount related to the note issued under the MidCap credit facility.

Expense to mark warrants to market. Expense to mark warrants to market decreased $32,000 for the three months ended September 30, 2014 versus the three months ended September 30, 2013 as all of the outstanding warrants were exercised prior to our June 2014 IPO.

Comparison of the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Change
	2014	2013	$	%
		(unaudited)
	(in thousands, except percentages)
Operating expenses:
Research and development	$26,158	$17,882	$8,276	46%
General and administrative	14,270	3,911	10,359	265%

Total operating expenses	40,428	21,793	18,635	86%

Loss from operations	(40,428)	(21,793)	(18,635)	86%

	Nine Months Ended September 30,		Change
	2014	2013	$	%
		(unaudited)
	(in thousands, except percentages)
Interest/other income	(50)	(25)	(25)	*	*
Interest expense	280	12	268	*	*
Expense to mark warrants to market	3,071	153	2,918	*	*

Net loss	$(43,729)	$(21,933)	$(21,796)	99%

**	Percentage not meaningful

Research and Development. Research and development expenses increased $8.3 million, or 46%, to $26.2 million for the nine months ended September 30, 2014 from $17.9 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in personnel costs of $5.5 million and in certain other costs by $2.8 million in connection with our expanded clinical and manufacturing activities.

General and Administrative. General and administrative expenses increased $10.4 million, or 265%, to $14.3 million for the nine months ended September 30, 2014 from $3.9 million for the nine months ended September 30, 2013. The increase was primarily due to increases of $5.0 million in consulting fees related to medical affairs and medical education, $3.4 million in personnel costs as we have increased headcount to support growth in our operations as a result of becoming a public company and as we prepare for a possible launch of our lead product, ZS-9, and $2.0 million in legal and accounting professional fees and other miscellaneous costs associated with our increased activity.

Interest/other Income. Interest/other income increased $25,000 for the nine months ended September 30, 2014 over the nine months ended September 30, 2013 as we invested surplus cash from our June 2014 IPO.

Interest Expense. Interest expense increased $268,000 for the three months ended September 30, 2014 over the three months ended September 30, 2013 due to cash interest paid and non-cash amortization of debt issuance costs and debt discount related to the note issued under the MidCap credit facility.

Expense to mark warrants to market. Expense to mark warrants to market increased $2.9 million, or 1,907%, for the nine months ended September 30, 2014 versus the nine months ended September 30, 2013. The increase was due to the increased value of warrants to acquire Series B preferred stock as we approached our initial public offering.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through sales of our common stock as part of our IPO, sales of our preferred shares of stock and a small amount of secured debt. Our expenditures are primarily related to research and development activities. At September 30, 2014, we had available cash and cash equivalents of $121.5 million. Our cash and cash equivalents are currently held in a variety of interest and non-interest bearing accounts at financial institutions and in the future may be invested in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

On June 23, 2014, we closed our IPO of 6,836,111 shares of our common stock, which included 891,667 shares of common stock issued pursuant to the option to purchase additional shares granted to the underwriters. The public offering price of the shares sold in the offering was $18.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-195961), which was declared effective by the SEC on June 17, 2014. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $8.6 million, were approximately $114.4 million. After deducting offering expenses payable by us of approximately $2.3 million, our net proceeds were approximately $112.1 million. Upon the closing of the IPO, 11,979,479 shares of Preferred Stock and Redeemable Preferred Stock then outstanding automatically converted into 11,979,479 shares of our common stock.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
	(in thousands)
Net Cash (used in) provided by
Operating activities	$(31,998)	$(19,009)
Investing activities	(5,751)	(3,367)
Financing activities	150,113	15,027

Net increase (decrease) in cash and cash equivalents	$112,364	$(7,349)

Cash Flows from Operating Activities. Net cash used in operating activities was $32.0 million for the nine months ended September 30, 2014 and consisted primarily of our net loss of $43.7 million, less noncash charges such as stock-based compensation expense of $5.5 and $3.1 million related to the revaluation of warrants to purchase convertible preferred stock. The significant items in the change in operating assets and liabilities include increases in accounts payable of $2.0 million and accrued liabilities of $0.7 million due to an increase in overall spend as we scale up operations in preparation for an NDA filing and expected launch of Z59.

Net cash used in operating activities was $19.0 million for the nine months ended September 30, 2013 and consisted primarily of our net loss of $21.9 million, less noncash charges such as stock-based compensation expense of $0.1 million and $0.7 million related to the revaluation of warrants to purchase convertible preferred stock. The significant items in the change in operating assets and liabilities include increases in accounts payable of $0.6 million and accrued liabilities of $1.1 million due to an increase in overall spend as we scale up operations in preparation for an NDA filing and expected launch of Z59.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $5.8 million and $3.4 million, respectively, with the use in the nine months ended September 30, 2014 consisting primarily of purchases of property and equipment and build-out of our production facility, and the use in the nine months ended September 30, 2013 consisting primarily of purchases of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2014 was $150.1 million and net cash used in financing activities for the nine months ended September 30, 2013 was $15.0 million. For the nine months ended September 30, 2014, net cash provided by financing activities consisted mainly of net proceeds from our IPO of $112.1 million, net proceeds from the sale of Series D Redeemable Preferred Stock of $24.8 million, net proceeds from the exercise of warrants of $3.8 million and net proceeds from borrowing the first tranche of the MidCap credit facility of $9.9 million. For the nine months ended September 30, 2013, net cash used in financing activities consisted mainly of net proceeds from the sale of Series C Redeemable Preferred stock of $15.1 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we work to complete our clinical program for Z59, pursue regulatory approval of in the United States and prepare for a possible commercial launch of ZS-9. In particular, our pre-commercialization activities for ZS-9, including development costs relating to the expansion and validation of our commercial manufacturing process and inventory supply, and the hiring and training of a sales force, will require significant investment in our manufacturing facilities, personnel and other commercial launch related costs. We currently anticipate utilizing a significant portion of the proceeds from our IPO to support these activities. We believe that our existing capital resources, together with the net proceeds from our Series D preferred stock offering and our IPO, will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. Debt financing, if available, would result in increased fixed payment obligations and may involve arrangements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Our future capital requirements will depend on many factors, including:

•	the results of our remaining clinical trials for ZS-9;

•	the time and cost necessary to obtain regulatory approvals for ZS-9 and the costs of post-marketing studies that could be required by regulatory authorities;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials for ZS-9 and any other product candidates we may have, including the ability to enroll patients in a timely manner for potential future clinical trials;

•	the costs of commercialization activities for ZS-9 if we receive marketing approval, including the costs and timing of expanding our manufacturing activities and other costs of manufacturing ZS-9 and establishing product sales, marketing and distribution capabilities;

•	subject to receipt of marketing approval, the amount of sales and other revenues from ZS-9, including the sales price and the availability of adequate third-party reimbursement;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights.

Contractual Obligations

There have been no material changes in our contractual obligations as reported in our prospectus dated June 17, 2014, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2014, we had cash and cash equivalents totaling $121.5 million consisting of bank deposits.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of September 30, 2014. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our third fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. RISK FACTORS

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of our Form 10-Q for the quarterly period ended June 30, 2014. There have been no material changes from the risk factors disclosed in our Form 10-Q for the quarter ended June  30, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On June 17, 2014, our registration statement on Form S-1 (File No. 333-195961) relating to the IPO of our common stock was declared effective by the SEC. J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC acted as joint book-running managers and representatives of the underwriters in the offering.

The shares began trading on The NASDAQ Global Select Market on June 18, 2014. The sale of the shares in our IPO closed on June 23, 2014 and we sold 6,836,111 shares of common stock, which included 891,667 shares of common stock issued pursuant to the option to purchase additional shares granted to the underwriters. The total proceeds of our IPO, based on the public offering price of $18.00 per share, were approximately $123.0 million. There were no purchases of our securities by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act. We received net proceeds from the offering of $114.4 million, after deducting underwriting discounts and commissions of $8.6 million. After deducting offering expenses of approximately $2.3 million, remaining proceeds were $112.1 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 11,979,479 shares of common stock. No underwriting discounts or expenses resulted in direct or indirect payments to any of our directors, officers or their associates, to persons owning 10% or more of our common stock or to any of our affiliates.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Credit and Security Agreement, dated as of July 14, 2014, by and among MidCap Financial SBIC LP, MidCap Financial, LLC and ZS Pharma, Inc. (incorporated by reference herein to Exhibit 10.1 of the Form 8-K, filed by the registrant on July 17, 2014).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Robert Alexander (Principal Executive Officer).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Todd A. Creech (Principal Financial Officer).

32.1**	Section 1350 Certification of Robert Alexander (Principal Executive Officer).

32.2**	Section 1350 Certification of Todd A. Creech (Principal Financial Officer).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	- filed herewith
**	- furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZS Pharma, Inc.

(registrant)

Date: November 10, 2014	By:	/s/ Todd A. Creech
	Name:	Todd A. Creech
	Title:	Chief Financial Officer