Form 10-Q
period 2015-03-31
ZS Pharma, Inc.
filed 2015-05-11
CIK 1459266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36489

ZS Pharma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3305698
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

805 Veterans Blvd., Suite 300 Redwood City, CA 94063	75019
(Address of Principal Executive Offices)	(Zip Code)

(650) 458-4100

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

As of May 8, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 24,992,801.

ZS PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

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

Part I – Financial Information

ITEM 1. Condensed Financial Statements

ZS Pharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

	March 31 2015	December 31 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$213,393	$47,402
Short-term investments	46,222	54,878
Prepaid expenses	524	556
Other current assets	189	419

Total current assets	260,328	103,255
Property and equipment, net	12,651	12,425
Restricted cash	301	301
Other assets	171	181

Total assets	$273,451	$116,162

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,986	$4,565
Clinical trial accrual	992	1,244
Accrued liabilities	4,040	3,025
Current portion of capital lease obligation	304	304

Total current liabilities	12,322	9,138
Deferred rent	81	74
Lease incentive	69	92
Capital lease obligation	51	127
Long-term debt, net of discount	10,029	9,959

Total liabilities	22,552	19,390
Commitments and contingencies (Note 7)
Shareholders’ equity (deficit):
Common stock, par $0.001; 250,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; 24,928,777 shares issued and 24,927,408 shares outstanding at March 31, 2015 and 20,898,212 shares issued and outstanding at December 31, 2014	25	21
Additional paid-in capital	387,109	211,059
Accumulated deficit	(136,224)	(114,278)
Accumulated other comprehensive loss	(11)	(30)

Total shareholders’ equity	250,899	96,772

Total liabilities and shareholders’ equity	$273,451	$116,162

See accompanying notes

ZS Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In Thousands, Except for Share and per Share Amounts)

	Three Months Ended March 31 2015	Three Months Ended March 31 2014
Costs and expenses:
Research and development	$15,317	$6,854
General and administrative	6,404	2,422

	21,721	9,276

Loss from operations	(21,721)	(9,276)
Other (income) expense:
Interest/other income	(50)	(9)
Interest expense	275	3
Expense to mark warrants to market	—	1,297

Net loss	(21,946)	(10,567)
Preferred stock accretion	—	(181)

Net loss attributable to common shareholders	$(21,946)	$(10,748)

Net loss per share attributable to common shareholders, basic and diluted	$(1.05)	$(6.60)

Weighted-average common shares used to compute net loss per share attributable to common shareholders, basic and diluted	20,990,235	1,628,997

See accompanying notes

ZS Pharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(21,946)	$(10,567)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	19	—

Total comprehensive loss	$(21,927)	$(10,567)

ZS Pharma, Inc.

Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended March 31 2015	Three Months Ended March 31 2014
Operating activities
Net loss	$(21,946)	$(10,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	495	241
Amortization of lease incentive	(23)	(23)
Amortization of debt discount	80	—
Share-based expenses	2,420	871
Amortization of premium on marketable securities	162	—
Series B warrant mark-to-market expense	—	1,297
Changes in operating assets and liabilities:
Prepaid expenses and other assets	161	(753)
Accounts payable	2,527	570
Clinical trial accrual	(253)	(137)
Accrued expenses	262	(493)
Deferred rent	7	2

Net cash used in operating activities	(16,108)	(8,992)
Investing activities
Purchases of property and equipment	(869)	(1,061)
Proceeds from maturities of short-term investments	9,871	—
Purchase of short-term investments	(1,301)	—

Net cash provided by (used in) investing activities	7,701	(1,061)
Financing activities
Proceeds from exercise of options	5	—
Proceeds from issuance of common stock, net of issuance costs	174,469	—
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	24,753
Principal payments on capital lease	(76)	(37)

Net cash provided by financing activities	174,398	24,716

Net increase in cash and cash equivalents	165,991	14,663
Cash and cash equivalents at beginning of period	47,402	9,170

Cash and cash equivalents at end of period	$213,393	$23,833

Supplemental disclosures of cash flow information
Cash paid for interest	$195	$3
Cash paid for taxes	$—	$3
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$352	$398

See accompanying notes

ZS Pharma, Inc.

Notes to Unaudited Interim Condensed Financial Statements

March 31, 2015

1. Nature of Business and Summary of Significant Accounting Policies

Organization

ZS Pharma, Inc. is a biopharmaceutical company focused on the development and commercialization of highly selective, non-absorbed drugs to treat renal, cardiovascular, liver and metabolic diseases. Our proprietary zirconium silicate technology allows us to create highly selective ion traps that can reduce toxic levels of specific electrolytes without disturbing the balance of other electrolytes. Our lead product candidate, sodium zirconium cyclosilicate, (or ZS-9), recently completed Phase III development for the treatment of hyperkalemia, a life-threatening condition in which elevated levels of potassium increase the risk of muscle dysfunction, including cardiac arrhythmias and sudden cardiac death. We expect to submit our New Drug Application, or NDA, in the United States in the second quarter of 2015 and our Marketing Authorization Application, or MAA, in Europe in the second half of 2015 with the goal of obtaining approval for the treatment of hyperkalemia.

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

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on June 23, 2014, the number of shares of capital stock the Company is authorized to issue was increased to 255,000,000 shares, of which 250,000,000 shares are common stock and 5,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share. There were no shares of preferred stock outstanding at March 31, 2015.

On March 30, 2015, we closed our follow-on public offering of 4,015,939 shares of our common stock. The public offering price of the shares sold in the offering was $46.25 per share. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $11.1 million, were approximately $174.6 million. After deducting offering expenses payable by us through March 31, 2015 of approximately $0.2 million, our net proceeds as of March 31, 2015 were approximately $174.4 million. We expect to pay additional expenses related to this offering in the second quarter of 2015 of approximately $0.8 million, which we recorded as accrued liabilities at March 31, 2015.

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

The interim condensed balance sheet as of March 31, 2015, and the interim condensed statements of operations for the three months ended March 31, 2015 and 2014, and the interim condensed statements of cash flows for the three months ended March 31, 2015 and 2014, are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2015, and our results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The financial data and the other financial information disclosed in these notes to the financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other future annual or interim period. The condensed balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with our audited financial statements included in our form 10-K, filed with the SEC.

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

The following is a summary of cash, cash equivalents and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
Cash and money market funds	$210,150	$—	$—	$210,150
Corporate bonds	40,764	2	(20)	40,746
Commercial paper	7,692	7	—	7,699
Government securities	1,020	—	—	1,020

Total financial assets	$259,626	$9	$(20)	$259,615

Reported As:
Cash and cash equivalents				$213,393
Short-term investments				$46,222

				$259,615

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Cash and money market funds	$36,534	$—	$—	$36,534
Corporate bonds	53,678	—	(42)	53,636
Commercial paper	7,686	13	—	7,699
Government securities	4,411	—	—	4,411

Total financial assets	$102,309	$13	$(42)	$102,280

Reported As:
Cash and cash equivalents				$47,402
Short-term investments				$54,878

				$102,280

For the three months ended March 31, 2015 and 2014, there were no significant realized gains or losses on the available-for-sale securities. All available-for-sale marketable securities held at March 31, 2015 and December 31, 2014 had maturity dates less than one year. Unrealized losses are recognized when a decline in fair value is determined to be other-than-temporary. As of March 31, 2015 and December 31, 2014, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to changes in credit risk and we believe that it is more likely than not that the investments will be held to maturity or a forecasted recovery of fair value.

Restricted Cash

On November 22, 2013, we executed an agreement to pledge, assign, transfer, and grant a security interest to J.P. Morgan Bank to secure the payment and performance of our credit card program. Pursuant to the terms of the agreement, we have agreed to maintain funds in a restricted cash account to support the credit limit of the program, given we are a pre-revenue company. In August 2014 the credit limit of the program was increased from $150,000 to $300,000 and at that time we increased the balance in the restricted cash account by $150,000. Since the inception of this account, we have earned $1,000 in interest income on the account balance.

Fair Value Measurements

ASC 820, Fair Value Measurement, provides a comprehensive framework for measuring the fair value of assets and liabilities, which provides for consistency in fair value determinations under various existing accounting standards that permit, or in some cases require, estimates of fair market value.

Financial assets and liabilities that have recurring fair value measurements are shown below (in thousands):

		Fair Value Measurements at March 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$21,730	$21,730	$—	$—
Corporate bonds	40,746	—	40,746	—
Commercial paper	7,699	—	7,699	—
Government securities	1,020	—	1,020	—

Total financial assets	$71,195	$21,730	$49,465	$—

		Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$22,142	$22,142	$—	$—
Corporate bonds	53,636	—	53,636	$—
Commercial paper	7,699	—	7,699	—
Government securities	4,411	—	4,411	—

Total financial assets	$87,888	$22,142	$65,746	$—

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

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2015 and 2014, we had no uncertain tax positions and no interest or penalties have been charged to us from inception through March 31, 2015. If incurred, we will classify any interest and penalties as a component of tax expense.

We have determined that we have had several changes of ownership, as defined under Internal Revenue Code Section 382 (Section 382), since the company was founded in 2008, with the most recent Section 382 change of ownership occurring on June 23, 2014. According to the provisions of Section 382, our net operating losses and research credits will be subject to certain annual limitations. As of March 31, 2015, we had federal and state income tax net operating loss, or NOL, carryforwards of approximately $113.1 million and $0.6 million, respectively, and federal research tax credit carryforwards of approximately $5.2 million, net of IRS Section 382 limitations. Additionally, we have a Federal NOL carryforward of $3.5 million related to the excess tax benefits associated with stock-based compensation and stock option exercises. The benefit of this NOL will be recognized as an increase to the additional paid-in capital at the point when such NOL provides cash benefit to us. We are still evaluating whether the follow-on public offering represented a change in ownership as defined under Section 382.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. For the three months ended March 31, 2015, we had short-term investments which included unrealized gains and losses which were reported in other comprehensive loss. For the three months ended March 31, 2014, net loss equaled comprehensive loss.

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

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common shareholders for the periods presented as the effect of including such securities would be antidilutive:

	Three Months Ended March 31
	2015	2014
Convertible preferred stock – as converted to common stock	—	11,601,775
Warrants to purchase convertible preferred stock – as converted to common stock	—	377,752
Warrants to purchase common stock	—	374,211
Options to purchase common stock	4,835,962	3,587,271

	4,835,962	15,941,009

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, (5) recognize revenue when (or as) the entity satisfies a performance obligation. Management is currently evaluating the effect the adoption of this standard will have on our financial statements. On April 29, 2015, the FASB issued a proposed ASU to defer for one year the effective date of ASU 2014-09 for public and non-public entities reporting under US generally accepted accounting principles.

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

In April 2015, FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update specify that issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note and that amortization of debt issue costs shall also be reported as interest expense. In addition, debt issuance costs incurred before the associated funding is received should be reported on the balance sheet as deferred charges until that debt liability amount is recorded. The amendments in this update are effective for us as of January 1, 2016. Early application is permitted. Management is currently assessing the impact of this update.

2. Share-Based Compensation

We have an employee stock option plan (the Plan), which authorizes the granting of 5,010,977 shares of Common Stock to our employees and directors, as well as non-employees, and allows the holder of the option to purchase Common Stock at a stated exercise price.

Our stock option activity and related information are summarized as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
Options outstanding at December 31, 2014	4,732,564	$7.52	8.31
Options granted	118,024	45.86	9.87
Options exercised	(14,626)	4.41	7.88
Options forfeited	—	—	—

Options outstanding at March 31, 2015	4,835,962	$8.46	8.10

Exercisable at March 31, 2015	1,935,010	$2.17	7.31

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

We calculate the intrinsic value of our options by multiplying the number of options by the difference between the estimated fair value per share for our common stock and the options’ exercise price. The aggregate intrinsic value of options exercisable and options outstanding as of March 31, 2015, was $77.2 million and $163.8 million, respectively. We will issue new shares of Common Stock upon the exercise of vested options.

The weighted-average grant-date fair value of options granted in the three months ended March 31, 2015 and 2014 was $32.25 and $4.27 per option, respectively.

At March 31, 2015, total compensation cost related to non-vested awards not yet recognized was $28.6 million, and the weighted-average period over which this amount is expected to be recognized was 2.62 years.

3. Preferred Stock

As of December 31, 2013, there were 582,976 shares of Series A Preferred Stock outstanding; 2,261,506 shares of Series B Redeemable Preferred Stock outstanding, and 6,899,281 shares of Series C Redeemable Preferred Stock outstanding. On February 28, 2014, we issued 1,858,012 shares of Series D Redeemable Preferred Stock with a par value of $0.001 and an Original Issue Price of $13.455 per share, with total proceeds, net of offering costs, of $24.8 million.

Between May 23, 2014 and June 5, 2014, holders of 377,752 Series B warrants exercised their rights under the warrants to purchase an equal number of shares of Series B Redeemable Preferred Stock. The aggregate gross proceeds from these Series B warrant exercises was $1.4 million.

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

In September 2014, we entered into the First Amendment to Credit and Security Agreement, which extended the second tranche commitment termination date from October 31, 2014 to March 31, 2015. Also in September 2014, MidCap assigned $2.5 million of the credit facility to Silicon Valley Bank (SVB). In March 2015, we entered into the Second Amendment to Credit and Security Agreement, which extended the second tranche commitment termination date from March 31, 2015 to April 30, 2015. (See Note 7 below)

The estimated fair value of the MidCap debt is $10.0 million. The fair value was estimated based upon management’s use of an income approach utilizing a present value technique (Level 3 measurement).

5. Defined Contribution Plan

In March, 2014, we began to sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Irrespective of the amount of any participant contributions in a plan year, we will contribute an amount equal to 3% of each participant’s annual salary into their account in the plan each plan year, subject to federal limits per employee for safe harbor plans such as the plan we have offered. For the three months ended March 31, 2015 and 2014, we made safe harbor contributions into the plan totaling $74,000 and $15,000, respectively.

6. Commitments and Contingencies

Commitments

We have various manufacturing, clinical, research and other contracts with vendors in the conduct of the normal course of business. As of March 31, 2015, we had a purchase commitment for approximately $1.2 million with equipment vendors for the manufacture of equipment to produce our product and $0.8 million with contract manufacturers to produce clinical materials. All other significant contracts as of March 31, 2015 were terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, we would only be obligated for the product or services that we had received at the time the termination became effective.

Contingencies

While there are no legal proceedings we are aware of, we may become party to various claims and complaints arising from the ordinary course of business. We do not believe that any ultimate liability resulting from any such claims will have a material adverse effect on our results of operations, financial position or liquidity.

7. Subsequent Events

In April 2015, we entered into the Third Amendment to Credit and Security Agreement with MidCap, which extended the second tranche commitment termination date from April 30, 2015 to June 15, 2015.

In April 2015, we entered into a lease agreement with Park Place Realty Holding Company, Inc. for the lease of 37,874 square feet of office space to house our executive and commercial offices in San Mateo, CA. The term of the lease is for 100 months, commencing on August 1, 2015, with an option to renew the lease for one five-year period at the then-market rate. Under the terms of the lease, rent will be abated for the first four months of the lease term and the rent for the fifth month was paid at the time the lease was executed. Thereafter, rent is due and payable on the first day of each month of the lease term. Monthly rent expense under this lease will approximate $158,684 on a straight-line basis.

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

As of May 1, 2015, we have enrolled over 1,596 patients in our clinical studies. In our ongoing long-term studies, patients have safely received once daily ZS-9 for over 10 months. We have completed three, double-blind, randomized placebo controlled clinical studies with ZS-9 that together enrolled 1,101 patients with hyperkalemia, including patients with chronic kidney disease (CKD), heart failure (HF), type 2 diabetes and those on renin-angiotensin aldosterone system (RAAS) inhibitor therapy. Our first in-man study, ZS002, was completed in May 2012 and our first Phase III study, ZS003, was completed in November 2013. Our second Phase III study, ZS004, was completed in September 2014. All three trials met their pre-specified primary efficacy endpoints with clinically meaningful and statistically significant results. We initiated an extension to the ZS004 study, or ZS004e, and a long-term safety study, ZS005, in the second quarter of 2014.

ZS-9 was developed utilizing proprietary zirconium silicate technology, the rights to which we currently have pursuant to a 2011 license agreement with UOP LLC (UOP), which grants us an exclusive license under specified patent rights held by UOP to develop and commercialize pharmaceutical products for use in the field of removing toxins from bodily fluids and the gastrointestinal (GI) tract of humans and animals, which includes ZS-9 and any other product covered by the terms of the license agreement. Under the terms of the license agreement, we will owe UOP royalties equal to 5% of worldwide net sales of ZS-9 made by us or our sublicensees, and we are obligated to make a minimum annual royalty payment to UOP, which commenced with payments of $25,000 and $50,000 in 2010 and 2011, respectively, increasing to $100,000 for 2012 and years thereafter.

We have never been profitable and, as of March 31, 2015, had an accumulated deficit of $136.2 million. We expect to continue to incur net losses as we advance ZS-9 through clinical development, seek regulatory approval, expand our manufacturing capabilities and prepare for and, if approved, proceed to commercialization. We manufacture clinical trial quantities of ZS-9 in-house in two facilities from readily available starting materials using specialized equipment. We are currently in the process of increasing our manufacturing capabilities to support anticipated commercial demand. Additionally, we have established a supply chain to provide us with the materials required to manufacture ZS-9. We expect to significantly increase our investment in our commercial manufacturing process and inventory of ZS-9, and in our commercialization and marketing related activities as we prepare for a possible commercial launch of ZS-9. We do not have a sales organization, and we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

On March 30, 2015, we closed our follow-on public offering of 4,015,939 shares of our common stock. The public offering price of the shares sold in the offering was $46.25 per share. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $11.1 million, were approximately $174.6 million. After deducting offering expenses payable by us through March 31, 2015 of approximately $0.2 million, our net proceeds as of March 31, 2015 were approximately $174.4 million. We expect to pay additional expenses related to this offering in the second quarter of 2015 of approximately $0.8 million, which we recorded as accrued liabilities at March 31, 2015.

Financial Overview

We have invested substantially all of our efforts and financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. To date, we have funded our operations primarily from the sale of equity and convertible preferred stock securities and a small amount of secured debt. We have never been profitable and have incurred net losses in each year since inception. Our net losses were $21.9 million and $10.6 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 we had incurred cumulative net losses of $136.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Revenue

To date, we have not generated any product revenues. Our ability to generate product revenues, which we do not expect will occur before 2016, at the earliest, will depend heavily on our obtaining marketing approval from the FDA and EMA for, and, subsequent to that, our successful commercialization of ZS-9. If we fail to complete the development of ZS-9 in a timely manner or to obtain regulatory approval, our ability to generate future revenue and our results of operations and financial position would be materially adversely effected.

Research and Development Expenses

Our research and development expenses consist primarily of:

•	salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions;

•	costs related to nonclinical studies in animal models;

•	fees paid to clinical consultants, clinical trial sites and vendors in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	costs related to production of clinical supplies, including fees paid to contract packagers;

•	costs related to compliance with drug development regulatory requirements;

•	annual minimum royalty payments to UOP pursuant to a license agreement; and

•	depreciation and other allocated facility-related and overhead expenses.

•	costs related to developing our manufacturing scale to meet anticipated commercial quantities;

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

Interest Expense

Interest expense consists of cash and noncash interest costs related to our borrowings. The noncash interest costs consist of the amortization of debt issuance costs, primarily legal and banker fees, and debt discount in connection with the notes issued under the MidCap Credit Facility (as defined in “–Liquidity and Capital Resources”) over the period the notes are expected to be outstanding.

Expense to Mark Warrants to Market

Expense to mark warrants to market includes gains and losses from the re-measurement of our liabilities related to our Series B Warrants. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until such time as these instruments were exercised. At that time, the convertible preferred stock warrant liability was reclassified to additional paid-in capital, a component of stockholders’ equity (deficit), and we no longer recorded any related periodic fair value adjustments.

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

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties based upon actual patient enrollment in accordance with agreements established with third-party vendors and clinical sites. We determine the actual expense accrual through review of patient enrollment databases and the agreed-upon fee to be paid for each patient enrolled less any payments made. During the course of a clinical trial, we may adjust our rate of clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from clinical sites and other third-party vendors. Through March 31, 2015, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Net Operating Loss Carryforwards and Research Tax Credit Carryforwards

As of March 31, 2015, we had federal and state income tax net operating loss, or NOL, carryforwards of approximately $113.1 million and $0.6 million, respectively, and federal research tax credit carryforwards of approximately $5.2 million, net of IRS section 382 limitations. Additionally, we have a Federal NOL carryforward of $3.5 million related to the excess tax benefits associated with stock-based compensation and stock option exercises. The benefit of this NOL will be recognized as an increase to the additional paid-in capital at the point when such NOL provides cash benefit to us. These NOL carryforwards and research tax credit carryforwards, if not previously used, will begin to expire in 2029. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income in the future, the limitations on our ability to use our NOL carryforwards and research tax credit carryforwards to reduce U.S. federal tax liability could potentially result in increased future tax liability to us.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
Research and development	$15,317	$6,854	$8,463	123%
General and administrative	6,404	2,422	3,982	164%

Total operating expenses	21,721	9,276	12,445	134%

Loss from operations	(21,721)	(9,276)	(12,445)	134%
Interest/other income	(50)	(9)	(41)	**
Interest expense	275	3	272	**
Expense to mark warrants to market	—	1,297	(1,297)	**

Net loss	$(21,946)	$(10,567)	$(11,379)	108%

**	Percentage not meaningful

Research and Development. Research and development expenses increased $8.5 million, or 123%, to $15.3 million for the three months ended March 31, 2015 from $6.9 million for the three months ended March 31, 2014. The increase was primarily due to an increase in personnel costs of $2.2 million and in certain other costs of $1.0 million in connection with our expanded clinical and manufacturing activities, as well an increase in clinical trial related expenses of $5.3 million attributable to conducting and supporting our ZS004E, ZS005 and ZS006 clinical studies.

General and Administrative. General and administrative expenses increased $4.0 million, or 164%, to $6.4 million for the three months ended March 31, 2015 from $2.4 million for the three months ended March 31, 2014. The increase was primarily due to an increase in personnel costs of $1.7 million as a result of an increase in headcount to support growth in our operations, an increase in consulting fees related to medical education of $1.6 million and an increase of $0.7 million in legal and accounting professional fees and other miscellaneous costs associated with our increased activity.

Interest/Other Income. Interest/other income increased $41,000 for the three months ended March 31, 2015 over the three months ended March 31, 2014 as we invested surplus cash from our IPO.

Interest Expense. Interest expense increased $272,000 for the three months ended March 31, 2015 over the three months ended March 31, 2014 due to cash interest paid and non-cash amortization of debt issuance costs and debt discount related to the note issued under the MidCap credit facility.

Expense to mark warrants to market. Expense to mark warrants to market decreased to $0 for the three months ended March 31, 2015 as all of the outstanding warrants were exercised prior to our IPO.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through sales of our common stock, sales of our preferred shares of stock and a small amount of secured debt. Our expenditures are primarily related to research and development activities. At March 31, 2015, we had available cash and cash equivalents of $213.4 million. Our cash and cash equivalents are currently held in a variety of interest and non-interest bearing accounts at financial institutions and in the future may be invested in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

In July 2014, we entered into a Credit and Security Agreement (Credit Agreement) with MidCap Financial SBIC, LP (MidCap) for a $20 million credit facility, secured by all of our assets, with a negative pledge against our intellectual property (with all amendments thereto, the MidCap Credit Facility). The MidCap Credit Facility is structured in two $10 million tranches, with the first tranche previously drawn at closing and the second tranche to be drawn after we provide evidence to MidCap of positive primary endpoint results from our ZS004 clinical study, which has occurred, but before its expiration on October 31, 2014. In September 2014, March 2015 and April 2015, we entered into amendments which extended the second tranche commitment termination date to March 31, 2015, April 30, 2015 and June 15, 2015, respectively. Notes issued under the terms of the Credit Agreement bear interest at the rate of 7.5% per annum, payable monthly, have principal payable in 36 monthly installments commencing on January 1, 2016 and are subject to a $50,000 fee which we paid to MidCap upon closing. On January 1, 2019, the maturity date of the notes, we will owe MidCap an exit fee equal to 6.5% of the amount of notes funded under the Credit Agreement. We issued a note payable to MidCap in the amount of $10 million for the first tranche on July 14, 2014. The 6.5% exit fee is being recognized as additional interest expense over the term of the note. Also in September 2014, MidCap assigned $2.5 million of the credit facility to Silicon Valley Bank.

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

On March 30, 2015, we closed our follow-on public offering of 4,015,939 shares of our common stock. The public offering price of the shares sold in the offering was $46.25 per share. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $11.1 million, were approximately $174.6 million. After deducting offering expenses payable by us through March 31, 2015 of approximately $0.2 million, our net proceeds as of March 31, 2015 were approximately $174.4 million. We expect to pay additional expenses related to this offering in the second quarter of 2015 of approximately $0.8 million, which we recorded as accrued liabilities at March 31, 2015.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in thousands)
Net Cash (used in) provided by
Operating activities	$(16,108)	$(8,992)
Investing activities	7,701	(1,061)
Financing activities	174,398	24,716

Net increase in cash and cash equivalents	$165,991	$14,663

Cash Flows from Operating Activities. Net cash used in operating activities was $16.1 million for the three months ended March 31, 2015 and consisted primarily of our net loss of $21.9 million, less noncash charges such as stock-based compensation expense of $2.4 and depreciation expense of $0.5 million. The significant items in the change in operating assets and liabilities include increases in accounts payable of $2.5 million and accrued liabilities of $0.3 million due to an increase in overall spend as we scale up operations in preparation for an NDA filing and expected launch of ZS-9. Net cash used in operating activities was $9.0 million for the three months ended March 31, 2014 and consisted primarily of our net loss of $10.6 million, less noncash charges such as Series B warrant mark-to-market expense of $1.3 million, stock-based compensation expense of $0.9 million and depreciation expense of $0.3 million. The significant items in the change in operating assets and liabilities include an increase in prepaid expenses of $0.8 million for professional fees related to the IPO and a decrease in accrued liabilities of $0.5 million due to payments for bonuses and minimum royalties earned in 2013.

Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2015 was $7.7 million, with proceeds from the maturities of short-term investments of $9.9 million offset by $0.9 million of equipment purchases and $1.3 million of purchases of short-term investments. Net cash used in investing activities for the three months ended March 31, 2014 was $1.1 million consisting primarily of purchases of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2015 was $174.4 million, which consisted primarily of proceeds from the sale of common stock in our follow-on public offering, which closed on March 30, 2015. Net cash provided by financing activities for the three months ended March 31, 2014 was $24.7 million, which consisted primarily of proceeds from the sale of Series D Preferred Stock issued on February 28, 2014.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we work to complete our clinical program for ZS-9, pursue regulatory approval of ZS-9 in the United States and prepare for a possible commercial launch of ZS-9. In particular, our pre-commercialization activities for ZS-9, including development costs relating to the expansion and validation of our commercial manufacturing process and inventory supply, and the hiring and training of a sales force, will require significant investment in our manufacturing facilities, personnel and other commercial launch related costs. We currently anticipate utilizing a significant portion of the proceeds from our IPO and follow-on public offering to support these activities. We believe that our existing capital resources, together with the net proceeds from our IPO and follow-on public offering, will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. Debt financing, if available, would result in increased fixed payment obligations and may involve arrangements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Contractual Obligations

There have been no material changes in our contractual obligations as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2015, we had cash and cash equivalents totaling $213.4 million consisting of bank deposits and investments in securities classified as cash equivalents.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of March 31, 2015. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

We are in the process of converting to a new enterprise resource planning (ERP) system, which we are performing through a phased implementation approach. During the fiscal quarter ended March 31, 2015, we went live on a significant phase of the implementation, which included aspects of accounting, financial reporting and purchasing functions and processes. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the first quarter of 2015 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Other than the ERP system implementation discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. RISK FACTORS

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

On March 24, 2015, our registration statement on Form S-1 (File No. 333-202745) relating to the follow-on public offering of our common stock was declared effective by the SEC. J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC acted as joint book-running managers and representatives of the underwriters in the offering.

The sale of the shares in our follow-on public offering closed on March 30, 2015 and we sold 4,015,939 shares of common stock. The total proceeds of our follow-on public offering, based on the public offering price of $46.25 per share, were approximately $185.7 million. There were no purchases of our securities by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act. We received net proceeds from the offering of $174.6 million, after deducting underwriting discounts and commissions of $11.1 million. After deducting offering expenses payable by us through March 31, 2015 of approximately $0.2 million, our net proceeds as of March 31, 2015 were approximately $174.4 million. We expect to pay additional expenses related to this offering in the second quarter of 2015 of approximately $0.8 million, which we recorded as accrued liabilities at March 31, 2015. No underwriting discounts or expenses resulted in direct or indirect payments to any of our directors, officers or their associates, to persons owning 10% or more of our common stock or to any of our affiliates.

The net proceeds from our public offerings have been used and will be used, together with our cash, cash equivalents and short- term investments, to fund continued advancement of our Phase III ZS004E clinical trial, long-term safety trial ZS005, manufacturing scale-up activities and pre-clinical programs, with the balance to be used to fund working capital, capital expenditures and other general corporate purposes, which may include in-licenses, acquiring, or investing in additional businesses, technologies, products, or assets the acquisition or licensing of other products, businesses or technologies.

There has been no material change in the planned use of proceeds from our IPO as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

All stock options granted to our officers prior to our IPO were granted under our Fourth Amended Stock Incentive Plan. Certain provisions in the employment agreements of our officers were potentially inconsistent with the terms of that plan. To clarify that the terms of these options are governed by the Fourth Amended Stock Incentive Plan, we have entered into amendments to the employment agreements with the affected officers.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Seventh Amended and Restated Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 of the Form 8-K, filed by the registrant on June 23, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.2 of the Form 8-K, filed by the registrant on June 23, 2014).

10.1	Credit and Security Agreement, dated as of July 14, 2014, by and among MidCap Financial SBIC LP, MidCap Financial, LLC and ZS Pharma, Inc. (incorporated by reference herein to Exhibit 10.1 of the Form 8-K, filed by the registrant on July 17, 2014).

10.2*	Third Amendment to Credit and Security Agreement, dated as of April 30, 2015, by and among MidCap Funding III Trust and ZS Pharma, Inc.

10.3*	Park Place at Bay Meadows Office Lease, dated April 29, 2015 by and between Park Place Realty Holding Company, Inc. and ZS Pharma, Inc.

10.4*	Form of Amendment to Employment Agreement, by and between the registrant and all officers granted options under the Fourth Amended Stock Incentive Plan.

10.5*	Employment Agreement, dated as of July 1, 2014, by and between ZS Pharma, Inc. and Mark Asbury.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Robert Alexander (Principal Executive Officer).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Todd A. Creech (Principal Financial Officer).

32.1**	Section 1350 Certification of Robert Alexander (Principal Executive Officer).

32.2**	Section 1350 Certification of Todd A. Creech (Principal Financial Officer).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	- filed herewith
**	- furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZS Pharma, Inc.

(registrant)

Date: May 11, 2015	By:	/s/ Todd A. Creech
	Name:	Todd A. Creech
	Title:	Chief Financial Officer