Form 10-Q
period 2015-06-30
ZS Pharma, Inc.
filed 2015-08-06
CIK 1459266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36489

ZS Pharma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3305698
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Park Place, Suite 300 San Mateo, CA	94063
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 25,115,056.

ZS PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of reporting results from our ongoing clinical trials of sodium zirconium cyclosilicate (ZS-9);

•	our expectations regarding the timing of the review of our NDA by the FDA, the submission of our MAA to the EMA and the likelihood of regulatory approval for ZS-9;

•	the potential market opportunities for commercializing ZS-9;

•	our expectations regarding the potential market size and the size of the patient populations for ZS-9, if approved for commercial use;

•	our expectations regarding our ability to successfully commercialize ZS-9, if approved;

•	estimates of our expenses, future revenue, capital requirements and needs for additional financing;

•	our expectations regarding the number of nephrologists and cardiologists that we plan to target;

•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model and strategic plans for our business and technology;

•	our expectations regarding our future costs of goods;

•	the initiation, timing, progress and results of future nonclinical studies, clinical trials and research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering ZS-9 and our other potential product candidates;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

Any forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of the forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. You are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

Part I – Financial Information

ITEM 1. Condensed Financial Statements

ZS Pharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

	June 30 2015	December 31 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,418	$47,402
Short-term investments	155,440	54,878
Prepaid expenses	1,192	556
Other current assets	1,165	419

Total current assets	235,215	103,255
Property and equipment, net	13,650	12,425
Restricted cash	2,001	301
Other assets	161	181

Total assets	$251,027	$116,162

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$4,605	$4,565
Clinical trial accrual	1,564	1,244
Accrued liabilities	5,276	3,025
Current portion of long term debt	1,389	—
Current portion of capital lease obligation	—	304

Total current liabilities	12,834	9,138
Deferred rent	391	74
Lease incentive	754	92
Capital lease obligation	—	127
Long-term debt, net of discount	8,711	9,959

Total liabilities	22,690	19,390
Commitments and contingencies (Note 6)
Shareholders’ equity (deficit):
Common stock, par $0.001; 250,000,000 shares authorized at June 30, 2015 and December 31, 2014; 25,083,698 and 20,898,212 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	25	21
Additional paid-in capital	397,164	211,059
Accumulated deficit	(168,826)	(114,278)
Accumulated other comprehensive loss	(26)	(30)

Total shareholders’ equity	228,337	96,772

Total liabilities and shareholders’ equity	$251,027	$116,162

See accompanying notes

ZS Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In Thousands, Except for Share and per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Costs and expenses:
Research and development	$17,291	$11,649	$32,608	$18,503
Selling, general and administrative	15,162	2,881	21,566	5,303

	32,453	14,530	54,174	23,806

Loss from operations	(32,453)	(14,530)	(54,174)	(23,806)
Other (income) expense:
Interest/other income	(125)	(11)	(175)	(20)
Interest expense	275	6	550	9
Expense to mark warrants to market	—	1,774	—	3,071

Net loss	(32,603)	(16,299)	(54,549)	(26,866)
Preferred stock accretion	—	(129)	—	(310)

Net loss attributable to common shareholders	$(32,603)	$(16,428)	$(54,549)	$(27,176)

Net loss per share attributable to common shareholders, basic and diluted	$(1.30)	$(4.72)	$(2.37)	$(10.61)

Weighted-average common shares used to compute net loss per share attributable to common shareholders, basic and diluted	25,014,490	3,482,340	23,013,478	2,560,778

See accompanying notes

ZS Pharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(32,603)	$(16,299)	$(54,549)	$(26,866)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of tax	(15)	—	4	—

Total comprehensive loss	$(32,618)	$(16,299)	$(54,545)	$(26,866)

ZS Pharma, Inc.

Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(54,549)	$(26,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,005	522
Amortization of lease incentive	(60)	(46)
Amortization of debt discount	161	—
Share-based expenses	12,186	2,918
Loss on disposal of assets	3	—
Amortization of premium on marketable securities	470	—
Series B warrant mark-to-market expense	—	3,071
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(863)	(534)
Accounts payable	(581)	3,758
Clinical trial accrual	319	355
Accrued expenses	2,217	704
Deferred rent	317	4

Net cash used in operating activities	(39,375)	(16,114)
Investing activities
Purchases of property and equipment	(1,761)	(3,732)
Proceeds from maturities of short-term investments	29,821	—
Purchase of short-term investments	(130,624)	—

Net cash used in investing activities	(102,564)	(3,732)
Financing activities
Proceeds from exercise of options	326	—
Proceeds from exercise of warrants	—	3,780
Proceeds from issuance of common stock, net of issuance costs	173,760	112,195
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	24,776
Principal payments on capital lease	(430)	(73)
Restricted cash	(1,701)	—

Net cash provided by financing activities	171,955	140,678

Net increase in cash and cash equivalents	30,016	120,832
Cash and cash equivalents at beginning of period	47,402	9,170

Cash and cash equivalents at end of period	$77,418	$130,002

Supplemental disclosures of cash flow information
Cash paid for interest	$408	$8
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$1,006	$1,533

See accompanying notes

ZS Pharma, Inc.

Notes to Unaudited Interim Condensed Financial Statements

June 30, 2015

1. Nature of Business and Summary of Significant Accounting Policies

Organization

ZS Pharma, Inc. is a biopharmaceutical company focused on the development and commercialization of highly selective, non-absorbed drugs to treat renal, cardiovascular, liver and metabolic diseases. Our proprietary zirconium silicate technology allows us to create highly selective ion traps that can reduce toxic levels of specific electrolytes without disturbing the balance of other electrolytes. Our lead product candidate, sodium zirconium cyclosilicate, (or ZS-9), completed Phase III development for the treatment of hyperkalemia, a life-threatening condition in which elevated levels of potassium increase the risk of muscle dysfunction, including cardiac arrhythmias and sudden cardiac death. We submitted our New Drug Application, or NDA, in the United States on May 26, 2015 and we have been informed by the FDA that our Prescription Drug User Fee Act (PDUFA) goal date is May 26, 2016. We expect to submit our Marketing Authorization Application, or MAA, in Europe in the second half of 2015 with the goal of obtaining approval for the treatment of hyperkalemia.

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

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on June 23, 2014, the number of shares of capital stock the Company is authorized to issue was increased to 255,000,000 shares, of which 250,000,000 shares are common stock and 5,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share. There were no shares of preferred stock outstanding at June 30, 2015.

On March 30, 2015, we closed our follow-on public offering of 4,015,939 shares of our common stock. The public offering price of the shares sold in the offering was $46.25 per share. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $11.1 million, were approximately $174.6 million. After deducting offering expenses of approximately $1.0 million, our net proceeds were approximately $173.6 million.

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

The interim condensed balance sheet as of June 30, 2015, and the interim condensed statements of operations for the three and six months ended June 30, 2015 and 2014, and the interim condensed statements of cash flows for the six months ended June 30, 2015 and 2014, are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2015, and our results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The financial data and the other financial information disclosed in these notes to the financial statements related to the three-month periods and six-month periods, are also unaudited. The results of operations for the three months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other future annual or interim period. The condensed balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with our audited financial statements included in our form 10-K, filed with the SEC.

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

The following is a summary of cash, cash equivalents and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
Cash and money market funds	$74,418	$—	$—	$74,418
Corporate bonds	80,772	1	(60)	80,713
Commercial paper	33,410	38	—	33,448
Government securities	30,688	1	(5)	30,684
Asset backed securities	13,596	—	(1)	13,595

Total financial assets	$232,884	$40	$(66)	$232,858

Reported As:
Cash and cash equivalents				$77,418
Short-term investments				$155,440

				$232,858

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Cash and money market funds	$36,534	$—	$—	$36,534
Corporate bonds	53,679	—	(43)	53,636
Commercial paper	7,686	13	—	7,699
Government securities	4,411	—	—	4,411

Total financial assets	$102,310	$13	$(43)	$102,280

Reported As:
Cash and cash equivalents				$47,402
Short-term investments				$54,878

				$102,280

For the six months ended June 30, 2015 and 2014, there were no significant realized gains or losses on the available-for-sale securities. All available-for-sale marketable securities held at June 30, 2015 and December 31, 2014 had maturity dates less than one year. Unrealized losses are recognized when a decline in fair value is determined to be other-than-temporary. As of June 30, 2015 and December 31, 2014, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to changes in credit risk and we believe that it is more likely than not that the investments will be held to maturity or a forecasted recovery of fair value.

Restricted Cash

On November 22, 2013, we executed an agreement to pledge, assign, transfer, and grant a security interest to J.P. Morgan Bank to secure the payment and performance of our credit card program. Pursuant to the terms of the agreement, we have agreed to maintain funds in a restricted cash account to support the credit limit of the program, given we are a pre-revenue company. In August 2014 the credit limit of the program was increased from $150,000 to $300,000 and at that time we increased the balance in the restricted cash account by $150,000. In June 2015 the credit limit of the program was increased from $300,000 to $500,000 and at that time we increased the balance in the restricted cash account by $200,000. Since the inception of this account, we have earned approximately $1,000 in interest income on the account balance.

In April 2015, we entered into a lease agreement with Park Place Realty Holding Company, Inc. (Park Place) for the lease of 37,874 square feet of office space to house our executive and commercial offices in San Mateo, CA. Under the terms of the lease, we were required to provide Park Place with a letter of credit in the amount of $1.5 million as security for the tenant improvements that Park Place is making to the leased premises. The letter of credit is drawn against Silicon Valley Bank. Pursuant to the terms of the letter of credit agreement, we have agreed to maintain $1.5 million in a restricted cash account to support the credit limit of the letter of credit program.

Fair Value Measurements

ASC 820, Fair Value Measurement, provides a comprehensive framework for measuring the fair value of assets and liabilities, which provides for consistency in fair value determinations under various existing accounting standards that permit, or in some cases require, estimates of fair market value.

Financial assets and liabilities that have recurring fair value measurements are shown below (in thousands):

		Fair Value Measurements at June 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$47,943	$47,943	$—	$—
Corporate bonds	80,713	—	80,713	—
Commercial paper	33,448	—	33,448	—
Government securities	30,684	—	30,684	—
Asset-backed securities	13,595	—	13,595	—

Total financial assets	$206,383	$47,943	$158,440	$—

		Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$22,142	$22,142	$—	$—
Corporate bonds	53,636	—	53,636	$—
Commercial paper	7,699	—	7,699	—
Government securities	4,411	—	4,411	—

Total financial assets	$87,888	$22,142	$65,746	$—

Level 2 available-for-sale securities primarily consisted of: (i) bonds and notes issued by the United States government and its agencies, domestic and foreign corporations and foreign governments; (ii) preferred securities issued by domestic and foreign corporations; and (iii) asset-backed securities issued by domestic corporations. The estimated fair values of these securities are determined using various valuation techniques that incorporate standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

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

The Company recognizes uncertain tax positions when it is more-likely-than-not, based on the technical merits, that the position will not be sustained upon examination. At June 30, 2015, the Company had no uncertain tax positions.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. For the three months and six months ended June 30, 2015, we had short-term investments which included unrealized gains and losses which were reported in other comprehensive loss. For the three months and six months ended June 30, 2014, net loss equaled comprehensive loss.

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

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common shareholders for the periods presented as the effect of including such securities would be antidilutive:

	Six Months Ended June 30
	2015	2014
Restricted stock units	66,182	—
Options to purchase common stock	5,306,802	4,229,864

	5,372,984	4,229,864

Recent Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under this standard, investments measured at net asset value (“NAV”), as a practical expedient for fair value, will be excluded from the fair value hierarchy. The only criterion for categorizing investments in the fair value hierarchy will be the observability of the inputs. The standard is effective for us for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including for financial statement periods that have not yet been issued. We do not expect the adoption of ASU 2015-07 to have a material impact on our disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of June 30, 2015, we have $77,000 in debt issuance costs associated with our MidCap Credit Facility that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, if required. ASU 2014-15 will be effective for annual reporting periods ending after December 15, 2016, which will be our fiscal year ending December 31, 2016, and to annual and interim periods thereafter. We are in the process of evaluating the impact of adoption of ASU 2014-15 on our condensed consolidated financial statements and related disclosures and do not expect it to have a material impact our results of operations, cash flows or financial position.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, (5) recognize revenue when (or as) the entity satisfies a performance obligation. We are currently evaluating the effect the adoption of this standard will have on our financial statements. In July 2015, the FASB affirmed its proposal for a one year delay in the effective date of ASU 2014-09 for public and non-public entities reporting under US generally accepted accounting principles.

2. Equity Compensation Plans and Stock-Based Compensation

Our 2014 Incentive Plan (the Plan) authorizes the granting of 5,010,977 shares of Common Stock to our employees and directors, as well as non-employees, through various types of share based awards including restricted shares and options. The Plan allows the holder of an option, once vested, to purchase Common Stock at a stated exercise price.

Our stock option activity and related information are summarized as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
Options outstanding at December 31, 2014	4,732,564	$7.52	8.31
Options granted	118,024	45.86	9.87
Options exercised	(14,626)	4.41	7.88
Options forfeited	—	—	—

Options outstanding at March 31, 2015	4,835,962	$8.46	8.10
Options granted	628,216	51.59	9.52
Options exercised	(157,376)	2.44	6.08
Options forfeited	—	—	—

Options outstanding at June 30, 2015	5,306,802	13.75	8.10

Exercisable at June 30, 2015	2,154,771	$3.23	7.33

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

We calculate the intrinsic value of our options by multiplying the number of options by the difference between the estimated fair value per share for our common stock and the options’ exercise price. The aggregate intrinsic value of options exercisable and options outstanding as of June 30, 2015, was $105.9 million and $207.4 million, respectively.

The weighted-average grant-date fair value of options granted in the three months ended June 30, 2015 and 2014 was $34.37 and $12.55 per option, respectively, and for the six months ended June 30, 2015 and 2014 was $34.04 and $10.02 per option, respectively.

At June 30, 2015, total compensation cost related to non-vested awards not yet recognized was $45.4 million, and the weighted-average period over which this amount is expected to be recognized was 2.67 years.

During the quarter the employment of two employees terminated and we entered into consulting agreements with them which allows them to continue to vest in previously granted options through the end of the consulting period. As a result of the agreements and modification of their awards, we recognized a one-time charge of $6.4 million in stock compensation expense.

During the quarter ended June 30, 2015, certain employees and directors were issued restricted stock units as part of our long-term compensation program. As of June 30, 2015, 66,182 unvested restricted stock units were outstanding with a weighted average fair value of $55.57, and we have recognized $30,000 in stock compensation expense.

Our shareholders approved the Employee Stock Purchase Plan (ESPP) on June 18, 2015 and in July 2015, the ESPP was initiated. As of June 30, 2015, the Company has reserved 400,000 shares of common stock for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation.

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

4. Debt

In July 2014, we entered into a Credit and Security Agreement (Credit Agreement) with MidCap Financial SBIC, LP (MidCap) for a $20 million credit facility, secured by all of our assets, with a negative pledge against our intellectual property (with all amendments thereto, the MidCap Credit Facility). The MidCap Credit Facility is structured in two $10 million tranches, with the first tranche previously drawn at closing and the second tranche to be drawn after we provide evidence to MidCap of positive primary endpoint results from our ZS004 clinical study, a study that has now been completed and whose primary endpoints were met, but before its expiration on October 31, 2014. In September 2014, March 2015, April 2015 and July 2015, we entered into amendments which extended the second tranche commitment termination date to March 31, 2015, April 30, 2015, June 15, 2015 and August 15, 2015, respectively. Notes issued under the terms of the Credit Agreement bear interest at the rate of 7.5% per annum, payable monthly, have principal payable in 36 monthly installments commencing on January 1, 2016 and are subject to a $50,000 fee which we paid to MidCap upon closing. On January 1, 2019, the maturity date of the notes, we will owe MidCap an exit fee equal to 6.5% of the amount of notes funded under the Credit Agreement. We issued a note payable to MidCap in the amount of $10 million for the first tranche on July 14, 2014. The 6.5% exit fee is being recognized as additional interest expense over the term of the note. Also in September 2014, MidCap assigned $2.5 million of the credit facility to Silicon Valley Bank.

During the second quarter of 2015 we were in technical default of certain notification provisions of the Credit Agreement. As part of the Fourth Amendment to the Credit Agreement entered into in July 2015, MidCap waived the defaults.

The estimated fair value of the MidCap debt is $10.1 million. The fair value was estimated based upon management’s use of an income approach utilizing a present value technique (Level 3 measurement).

5. Defined Contribution Plan

In March, 2014, we began to sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Irrespective of the amount of any participant contributions in a plan year, we will contribute an amount equal to 3% of each participant’s annual salary into their account in the plan each plan year, subject to federal limits per employee for safe harbor plans such as the plan we have offered. For the three months ended June 30, 2015 and 2014, we made safe harbor contributions into the plan totaling $84,000 and $43,000, respectively, and for the six months ended June 30, 2015 and 2014, we made safe harbor contributions into the plan totaling $157,000 and $58,000, respectively.

6. Commitments and Contingencies

Commitments

We have various manufacturing, clinical, research and other contracts with vendors in the conduct of the normal course of business. As of June 30, 2015, we had a purchase commitment for approximately $0.9 million with equipment vendors for the manufacture of equipment to produce our product and $0.7 million with contract manufacturers to produce clinical materials. In April 2015, we entered into a lease agreement with Park Place Realty Holding Company, Inc. for the lease of 37,874 square feet of office space to house our executive and commercial offices in San Mateo, CA. The term of the lease is for 100 months, commencing on August 1, 2015, with an option to renew the lease for one five-year period at the then-market rate. Under the terms of the lease, rent will be abated for the first four months of the lease term and the rent for the fifth month was paid at the time the lease was executed. Thereafter, rent is due and payable on the first day of each month of the lease term. Monthly rent expense under this lease will approximate $154,062 on a straight-line basis. All other significant contracts as of June 30, 2015 were terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, we would only be obligated for the product or services that we had received at the time the termination became effective. As of June 30, 2015, we had $1.4 million in commitments related to the build-out of our San Mateo office.

The future minimum lease payments for all operating leases at June 30, 2015 are as follows (in thousands):

2015	$545
2016	2,436
2017	2,210
2018	2,057
2019	2,123
Thereafter	8,906

Total future minimum payments	$18,277

In connection with the buildout of the San Mateo office, we will receive up to $1.9 million reimbursement for tenant improvements. We will account for this as a lease incentive to be amortized as a reduction in rent expense over the life of the lease.

Contingencies

While there are no legal proceedings we are aware of, we may become party to various claims and complaints arising from the ordinary course of business. We do not believe that any ultimate liability resulting from any such claims will have a material adverse effect on our results of operations, financial position or liquidity.

7. Subsequent Events

In July 2015, we entered into the Fourth Amendment to Credit Agreement with MidCap, which retroactively extended the second tranche commitment termination date from June 15, 2015 to August  15, 2015, and waived certain technical defaults of notification provisions of the Credit Agreement.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of highly selective, non-absorbed drugs to treat renal, cardiovascular, liver and metabolic diseases. Our proprietary zirconium silicate technology allows us to create highly selective ion traps that can reduce toxic levels of specific electrolytes without disturbing the balance of other electrolytes. Our initial focus is on the development of sodium zirconium cyclosilicate (ZS-9), our product candidate for which we have completed two Phase III clinical trials for the treatment of hyperkalemia, a life-threatening condition in which elevated levels of potassium in the blood (greater than 5.0 mEq/L) increase the risk of muscle dysfunction, including cardiac arrhythmias and sudden cardiac death. We have designed our development program based on input from the United States Food and Drug Administration, or FDA, including a recent pre-NDA meeting, and European Medicines Agency, or EMA. On May 26, 2015, we announced that we submitted our New Drug Application, or NDA, to the FDA and we have been informed by the FDA that our Prescription Drug User Fee Act (PDUFA) goal date is May 26, 2016. We expect to submit our Marketing Authorization Application, or MAA, in Europe in the second half of 2015. Our goal is to obtain approval for the treatment of hyperkalemia, regardless of the underlying disease state. If we receive regulatory approval, we intend to commercialize ZS-9 for the treatment of hyperkalemia in the United States with our own specialty sales force targeting nephrologists and cardiologists and intend to seek one or more partners for commercialization in markets outside of the United States.

As of July 30, 2015, we have enrolled over 1,600 patients in our clinical studies. In our ongoing long-term studies, patients have safely received once daily ZS-9 for 12 months. We have completed three, double-blind, randomized placebo controlled clinical studies with ZS-9 that together enrolled 1,101 patients with hyperkalemia, including patients with chronic kidney disease (CKD), heart failure (HF), type 2 diabetes and those on renin-angiotensin aldosterone system (RAAS) inhibitor therapy. Our first in-man study, ZS002, was completed in May 2012. Our first Phase III study, ZS003, was completed in November 2013, and our second Phase III study, ZS004, was completed in September 2014. All three trials met their pre-specified primary efficacy endpoints with clinically meaningful and statistically significant results. We initiated an extension to the ZS004 study, or ZS004e, and a long-term safety study, ZS005, in the second quarter of 2014.

ZS-9 was developed utilizing proprietary zirconium silicate technology, the rights to which we currently have pursuant to a 2011 license agreement with UOP LLC (UOP), which grants us an exclusive license under specified patent rights held by UOP to develop and commercialize pharmaceutical products for use in the field of removing toxins from bodily fluids and the gastrointestinal (GI) tract of humans and animals, which includes ZS-9 and any other product covered by the terms of the license agreement. Under the terms of the license agreement, we will owe UOP royalties equal to 5% of worldwide net sales of ZS-9 made by us or our sublicensees, and we are obligated to make a minimum annual royalty payment to UOP, which commenced with payments of $25,000 and $50,000 in 2010 and 2011, respectively, increasing to $100,000 for 2012 and years thereafter. In addition, ZS Pharma has been granted composition of matter and methods of use patents which expire in 2032.

We have never been profitable and, as of June 30, 2015, had an accumulated deficit of $168.8 million. We expect to continue to incur net losses as we advance ZS-9 through clinical development, seek regulatory approval, expand our manufacturing capabilities and prepare for and, if approved, proceed to commercialization. We manufacture clinical trial quantities of ZS-9 in-house in two facilities from readily available starting materials using specialized equipment. We are currently in the process of increasing our internal manufacturing capabilities to support anticipated commercial demand. Additionally, we have established a supply chain to provide us with the materials required to manufacture ZS-9. We expect to significantly increase our investment in our commercial manufacturing process and inventory of ZS-9, and in our commercialization and marketing related activities as we prepare for a possible commercial launch of ZS-9. We will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

On March 30, 2015, we closed our follow-on public offering of 4,015,939 shares of our common stock. The public offering price of the shares sold in the offering was $46.25 per share. The total proceeds from the offering to us, net of underwriting discounts, commissions and offering expenses were approximately $173.6 million.

Financial Overview

We have invested substantially all of our efforts and financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. To date, we have funded our operations primarily from the sale of equity and convertible preferred stock securities and a small amount of secured debt. We have never been profitable and have incurred net losses in each year since inception. Our net losses were $54.5 million and $26.9 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 we had incurred cumulative net losses of $168.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Revenue

To date, we have not generated any product revenues. Our ability to generate product revenues, which we do not expect will occur before 2016, at the earliest, will depend heavily on our obtaining marketing approval from the FDA and EMA for, and, subsequent to that, our successful commercialization of, ZS-9. If we fail to complete the development of ZS-9 in a timely manner or to obtain regulatory approval, our ability to generate future revenue and our results of operations and financial position would be materially adversely effected.

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

We expect to have significant expenditures for our research and development during the next few years as we seek to complete our clinical program, pursue regulatory approval of ZS-9 in the United States and internationally and prepare for a possible commercial launch of ZS-9, which, if approved, will require significant investment to increase our manufacturing capabilities to support anticipated commercial demand. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to increased size and greater duration of the related clinical trials, which we expect to be the case for our ZS004E and ZS005 clinical trials. Predicting the timing or the final cost to complete our clinical program and/or validation of our commercial manufacturing and supply processes is difficult and delays or unexpected costs may occur because of many factors, including factors outside of our control. Furthermore, we are unable to predict when or if ZS-9 will receive regulatory approval in the United States or in any other countries with any certainty.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation expense, associated with our executive, finance, commercial, business and corporate development and other administrative functions. Other general and administrative expenses include allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property and professional fees for consulting, auditing, tax and legal services.

We expect our selling, general and administrative expenses will increase as we expand our operating activities and increase our headcount as we begin to prepare for a potential commercial launch of ZS-9 and to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

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

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties based upon actual patient enrollment in accordance with agreements established with third-party vendors and clinical sites. We determine the actual expense accrual through review of patient enrollment databases and the agreed-upon fee to be paid for each patient enrolled less any payments made. During the course of a clinical trial, we may adjust our rate of clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from clinical sites and other third-party vendors. Through June 30, 2015, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

We measure and recognize compensation expense for stock options and restricted stock units granted to our employees and directors, based on the estimated fair value of the award on the grant date. Historically, for all periods prior to our initial public offering, the fair values of the shares of common stock underlying our stock-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, contemporaneous valuations of our common stock prepared by an unrelated third-party valuation firm.

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

For valuations after the completion of our initial public offering (IPO), the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant.

Net Operating Loss Carryforwards and Research Tax Credit Carryforwards

As of December 31, 2014, we had federal and state income tax net operating loss, or NOL, carryforwards of approximately $93.7 million and $0.5 million, respectively, and federal research tax credit carryforwards of approximately $5.2 million, net of IRS section 382 limitations. Additionally, we have a Federal NOL carryforward of $3.3 million related to the excess tax benefits associated with stock-based compensation and stock option exercises. The benefit of this NOL will be recognized as an increase to the additional paid-in capital at the point when such NOL provides cash benefit to us. These NOL carryforwards and research tax credit carryforwards, if not previously used, will begin to expire in 2029. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income in the future, the limitations on our ability to use our NOL carryforwards and research tax credit carryforwards to reduce U.S. federal tax liability could potentially result in increased future tax liability to us.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
Research and development	$17,291	$11,649	$5,642	48%
Selling, general and administrative	15,162	2,881	12,281	426%

Total operating expenses	32,453	14,530	17,923	123%

Loss from operations	(32,453)	(14,530)	(17,923)	123%
Interest/other income	(125)	(11)	(114)	**
Interest expense	275	6	269	**
Expense to mark warrants to market	—	1,774	(1,774)	**

Net loss	$(32,603)	$(16,299)	$(16,304)	100%

**	Percentage not meaningful

Research and Development. Research and development expenses increased $5.6 million, or 48%, to $17.3 million for the three months ended June 30, 2015 from $11.7 million for the three months ended June 30, 2014. The increase was primarily due to costs associated with our NDA filing of $2.7 million, an increase in personnel costs of $1.2 million and in certain other costs, which aggregated to $1.4 million, in connection with our expanded clinical and manufacturing activities, as well an increase in clinical trial related expenses of $0.3 million attributable to conducting and supporting our ZS004E, ZS005 and ZS006 clinical studies.

Selling, General and Administrative. Selling, general and administrative expenses increased $12.3 million, or 426%, to $15.2 million for the three months ended June 30, 2015 from $2.9 million for the three months ended June 30, 2014. The increase was primarily due to $6.4 million of non-cash, share-based payment expenses resulting from accounting for grants to certain former employees who are now consultants for the company, an increase in personnel costs of $3.6 million as a result of an increase in headcount to support growth in our operations, an increase in marketing and consulting fees of $0.8 million and an increase of $1.5 million in legal and accounting professional fees and other miscellaneous costs associated with our increased activity.

Interest/Other Income. Interest/other income increased $114,000 for the three months ended June 30, 2015 over the three months ended June 30, 2014 as we invested cash not directly needed in the short term to fund operations.

Interest Expense. Interest expense increased $269,000 for the three months ended June 30, 2015 over the three months ended June 30, 2014 due to cash interest paid and non-cash amortization of debt issuance costs and debt discount related to the note issued under the MidCap Credit Facility, which we entered into in July 2014.

Expense to mark warrants to market. Expense to mark warrants to market decreased to $0 for the three months ended June 30, 2015 as all of the outstanding warrants were exercised prior to our IPO.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
Research and development	$32,608	$18,503	$14,105	76%
Selling, general and administrative	21,566	5,303	16,263	307%

Total operating expenses	54,174	23,806	30,368	128%

Loss from operations	(54,174)	(23,806)	(30,368)	128%

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(unaudited)
	(in thousands, except percentages)
Interest/other income	(175)	(20)	(155)		**
Interest expense	550	9	541		**
Expense to mark warrants to market	—	3,071	(3,071)		**

Net loss	$(54,549)	$(26,866)	$(27,683)	103%

**	Percentage not meaningful

Research and Development. Research and development expenses increased $14.1 million, or 76%, to $32.6 million for the six months ended June 30, 2015 from $18.5 million for the six months ended June 30, 2014. The increase was primarily due to costs associated with our NDA filing of $2.7 million, an increase in personnel costs of $3.1 million and in certain other costs, which aggregated to $2.0 million, in connection with our expanded clinical and manufacturing activities, as well an increase in clinical trial related expenses of $6.3 million attributable to conducting and supporting our ZS004E, ZS005 and ZS006 clinical studies.

Selling, General and Administrative. Selling, general and administrative expenses increased $16.3 million, or 307%, to $21.6 million for the six months ended June 30, 2015 from $5.3 million for the six months ended June 30, 2014. The increase was primarily due to $6.4 million of non-cash, share-based payment expenses resulting from accounting for grants to certain former employees who are now consultants for the company, an increase in personnel costs of $5.3 million as a result of an increase in headcount to support growth in our operations, an increase in marketing and consulting fees of $2.4 million and an increase of $2.2 million in legal and accounting professional fees and other miscellaneous costs associated with our increased activity.

Interest/Other Income. Interest/other income increased $155,000 for the six months ended June 30, 2015 over the six months ended June 30, 2014 as we invested cash not directly needed in the short term to fund operations.

Interest Expense. Interest expense increased $541,000 for the six months ended June 30, 2015 over the six months ended June 30, 2014 due to cash interest paid and non-cash amortization of debt issuance costs and debt discount related to the note issued under the MidCap Credit Facility.

Expense to mark warrants to market. Expense to mark warrants to market decreased to $0 for the six months ended June 30, 2015 as all of the outstanding warrants were exercised prior to our IPO.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through sales of our common stock, sales of our preferred shares of stock and a small amount of secured debt. Our expenditures have been primarily related to research and development activities. At June 30, 2015, we had available cash, cash equivalents and short-term investments of $232.9 million. Our cash, cash equivalents and short-term investments are currently held in a variety of interest and non-interest bearing accounts at financial institutions and are invested in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

In July 2014, we entered into a Credit and Security Agreement (Credit Agreement) with MidCap Financial SBIC, LP (MidCap) for a $20 million credit facility, secured by all of our assets, with a negative pledge against our intellectual property (with all amendments thereto, the MidCap Credit Facility). The MidCap Credit Facility is structured in two $10 million tranches, with the first tranche previously drawn at closing and the second tranche to be drawn after we provide evidence to MidCap of positive primary endpoint results from our ZS004 clinical study, a study that has now been completed and whose primary endpoints were met, but before its expiration on October 31, 2014. In September 2014, March 2015, April 2015 and July 2015, we entered into amendments which extended the second tranche commitment termination date to March 31, 2015, April 30, 2015, June 15, 2015 and August 15, 2015, respectively. Notes issued under the terms of the Credit Agreement bear interest at the rate of 7.5% per annum, payable monthly, have principal payable in 36 monthly installments commencing on January 1, 2016 and are subject to a $50,000 fee which we paid to MidCap upon closing. On January 1, 2019, the maturity date of the notes, we will owe MidCap an exit fee equal to 6.5% of the amount of notes funded under the Credit Agreement. We issued a note payable to MidCap in the amount of $10 million for the first tranche on July 14, 2014. The 6.5% exit fee is being recognized as additional interest expense over the term of the note. Also in September 2014, MidCap assigned $2.5 million of the credit facility to Silicon Valley Bank.

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

On March 30, 2015, we closed our follow-on public offering of 4,015,939 shares of our common stock. The public offering price of the shares sold in the offering was $46.25 per share. The total proceeds from the offering to us, net of underwriting discounts, commissions and offering expenses, were approximately $173.6 million.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Six Months Ended June 30,
	2015	2014
	(unaudited)
	(in thousands)
Net Cash (used in) provided by
Operating activities	$(39,375)	$(16,114)
Investing activities	(102,564)	(3,732)
Financing activities	171,955	140,678

Net increase in cash and cash equivalents	$30,016	$120,832

Cash Flows from Operating Activities. Net cash used in operating activities was $39.4 million for the six months ended June 30, 2015 and consisted primarily of our net loss of $54.5 million, less noncash charges such as stock-based compensation expense of $12.2 million, depreciation expense of $1.0 million, amortization of premium on marketable securities of $0.5 million, and amortization of debt discounts of $0.2 million being offset by amortization of lease incentives of $0.1 million. The significant items in the change in operating assets and liabilities include increases in prepaid expenses and other assets of $0.9 million, accrued liabilities of $2.5 million, and deferred rent of $0.3 million, and a decrease in accounts payable of $0.6 million due to timing of spends as we scale up operations in preparation for the potential launch of ZS-9. Net cash used in operating activities was $16.1 million for the six months ended June 30, 2014 and consisted primarily of our net loss of $26.9 million, less noncash charges such as stock-based compensation expense of $2.9 and $3.1 million related to the revaluation of warrants to purchase convertible preferred stock. The significant items in the change in operating assets and liabilities include increases in accounts payable of $3.8 million and accrued liabilities of $1.1 million.

Cash Flows from Investing Activities. Net cash used by investing activities for the six months ended June 30, 2015 was $102.6 million, with purchases of short-term investments of $130.6 million and $1.8 million of equipment purchases offset by $29.8 million in proceeds from the maturities of short-term investments. Net cash used in investing activities for the six months ended June 30, 2014 was $3.7 million consisting primarily of purchases of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2015 was $172.0 million, which consisted primarily of $173.8 million in proceeds from the sale of common stock in our follow-on public offering, which closed on March 30, 2015 and proceeds from the exercise of options of $0.3 million; offset by $1.7 million in restricted cash primarily related to letters of credit for a lease and a corporate credit card program and principal payments on capital leases of $0.4 million. Net cash provided by financing activities for the six months ended June 30, 2014 was $141 million, which consisted primarily of net proceeds from our IPO of $112.2 million, net proceeds from the sale of Series D Redeemable Preferred Stock of $24.8 million and net proceeds from the exercise of warrants of $3.8 million

Operating and Capital Expenditure Requirements

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

Contractual Obligations

In April 2015, we entered into a lease agreement with Park Place Realty Holding Company, Inc. for the lease of 37,874 square feet of office space to house our executive and commercial offices in San Mateo, CA. The term of the lease is for 100 months, commencing on August 1, 2015, with an option to renew the lease for one five-year period at the then-market rate. Under the terms of the lease, rent will be abated for the first four months of the lease term and the rent for the fifth month was paid at the time the lease was executed. Thereafter, rent is due and payable on the first day of each month of the lease term. Monthly rent expense under this lease will approximate $154,062 on a straight-line basis.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2015, we had cash, cash equivalents and short-term investments totaling $232.9 million consisting of bank deposits and investments in securities.

We do not have material foreign currency exchange risk as we have minimal transactions denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of June 30, 2015. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our second fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Seventh Amended and Restated Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 of the Form 8-K, filed by the registrant on June 23, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.2 of the Form 8-K, filed by the registrant on June 23, 2014).

10.1*	Fourth Amendment to Credit and Security Agreement, dated as of July 15, 2015, by and among MidCap Funding III Trust and ZS Pharma, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Robert Alexander (Principal Executive Officer).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey Farrow (Principal Financial Officer).

32.1**	Section 1350 Certification of Robert Alexander (Principal Executive Officer).

32.2**	Section 1350 Certification of Jeffrey Farrow (Principal Financial Officer).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	- filed herewith
**	- furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZS Pharma, Inc.
(registrant)

Date: August 6, 2015	By:	/s/ Jeffrey Farrow
	Name:	Jeffrey Farrow
	Title:	Chief Financial Officer