Form 10-Q
period 2015-09-30
ZS Pharma, Inc.
filed 2015-11-09
CIK 1459266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36489

ZS Pharma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3305698
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Park Place, Suite 300 San Mateo, CA	94403
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 3, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 25,268,932.

ZS PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Note to Security Holders

The tender offer for shares of ZS Pharma referred to in this current report on Form 10-Q has not commenced. This current report and the description contained herein is neither an offer to purchase nor a solicitation of an offer to sell any securities. At the time the tender offer is commenced, Parent will file a tender offer statement (including an offer to purchase, letter of transmittal and related tender offer documents) with the U.S. Securities and Exchange Commission (SEC) and ZS Pharma will file with the SEC a solicitation/recommendation statement with respect to the offer. Stockholders of ZS Pharma are strongly advised to read the tender offer statement and the related solicitation/recommendation statement, because they will contain important information that stockholders should consider before making any decision regarding tendering their shares. The tender offer statement and certain other offer documents, as well as the solicitation/recommendation statement, will be made available to all stockholders of ZS Pharma at no expense to them. These documents will be available at no charge on the SEC’s web site at http://www.sec.gov.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of reporting results from our ongoing clinical trials of sodium zirconium cyclosilicate (ZS-9);

•	our expectations regarding the timing of the review of our New Drug Application (NDA) by the United States Food and Drug Administration (FDA), the submission of our Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) and the likelihood of regulatory approval for ZS-9;

•	the potential market opportunities for commercializing ZS-9;

•	our expectations regarding the potential market size and the size of the patient populations for ZS-9, if approved for commercial use;

•	our expectations regarding our ability to successfully commercialize ZS-9, if approved;

•	estimates of our expenses, future revenue, capital requirements and needs for additional financing;

•	our expectations regarding the number of nephrologists and cardiologists that we plan to target;

•	our ability to expand our manufacturing capabilities and to manufacture sufficient quantities of ZS-9 under cGMP conditions.

•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model and strategic plans for our business and technology;

•	our expectations regarding our future costs of goods;

•	the initiation, timing, progress and results of future nonclinical studies, clinical trials and research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering ZS-9 and our other potential product candidates;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	the pending acquisition by AstraZeneca and our ability to satisfy all of the conditions under the Merger Agreement at all or in the anticipated timeframe;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

Part I – Financial Information

ITEM 1. Condensed Financial Statements

ZS Pharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In Thousands, Except Share and per Share Amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,347	$47,402
Short-term investments	142,596	54,878
Prepaid expenses	1,117	556
Other current assets	2,682	419

Total current assets	210,742	103,255
Property and equipment, net	17,639	12,425
Restricted cash	2,001	301
Other assets	158	181

Total assets	$230,540	$116,162

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$7,398	$4,565
Clinical trial accrual	1,402	1,244
Accrued liabilities	9,269	3,025
Current portion of long term debt	2,500	—
Current portion of capital lease obligation	—	304

Total current liabilities	20,569	9,138
Deferred rent	856	74
Lease incentive	1,671	92
Capital lease obligation	—	127
Long-term debt, net of discount	7,670	9,959

Total liabilities	30,766	19,390
Commitments and contingencies (Note 7)
Shareholders’ equity (deficit):
Common stock, par $0.001; 250,000,000 shares authorized at September 30, 2015 and December 31, 2014; 25,236,032 and 20,898,212 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	25	21
Additional paid-in capital	403,924	211,059
Accumulated deficit	(204,176)	(114,278)
Accumulated other comprehensive income (loss)	1	(30)

Total shareholders’ equity	199,774	96,772

Total liabilities and shareholders’ equity	$230,540	$116,162

See accompanying notes

ZS Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In Thousands, Except for Share and per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Costs and expenses:
Research and development	$18,403	$12,541	$51,012	$31,044
Selling, general and administrative	16,843	4,081	38,408	9,384

	35,246	16,622	89,420	40,428

Loss from operations	(35,246)	(16,622)	(89,420)	(40,428)
Other (income) expense:
Interest/other income	(169)	(31)	(344)	(51)
Interest expense	272	272	822	281
Expense to mark warrants to market	—	—	—	3,071

Net loss	(35,349)	(16,863)	(89,898)	(43,729)
Preferred stock accretion	—	—	—	(310)

Net loss attributable to common shareholders	$(35,349)	$(16,863)	$(89,898)	$(44,039)

Net loss per share attributable to common shareholders, basic and diluted	$(1.41)	$(0.81)	$(3.79)	$(5.05)

Weighted-average common shares used to compute net loss per share attributable to common shareholders, basic and diluted	25,153,761	20,818,794	23,734,976	8,713,664

See accompanying notes

ZS Pharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(35,349)	$(16,863)	$(89,898)	$(43,729)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	27	—	30	—

Total comprehensive loss	$(35,322)	$(16,863)	$(89,868)	$(43,729)

ZS Pharma, Inc.

Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(89,898)	$(43,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,547	908
Lease exit liability	139	—
Amortization of lease incentive	(161)	(69)
Amortization of debt discount	241	69
Share-based expenses	18,296	5,489
Loss on disposal of assets	407	—
Amortization of premium on marketable securities	925	—
Series B warrant mark-to-market expense	—	3,071
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(935)	(454)
Accounts payable	1,991	2,031
Clinical trial accrual	158	523
Accrued expenses	5,552	157
Deferred rent	781	6

Net cash used in operating activities	(60,957)	(31,998)
Investing activities
Purchases of property and equipment	(6,324)	(5,751)
Proceeds from maturities of short-term investments	64,979	—
Purchase of short-term investments	(153,717)	—

Net cash used in investing activities	(95,062)	(5,751)
Financing activities
Proceeds from issuance of long-term debt	—	9,900
Payment of debt issuance costs for long-term debt	—	(136)
Proceeds from exercise of options	976	1
Proceeds from employee share purchase plan	399	—
Proceeds from exercise of warrants	—	3,780
Proceeds from issuance of common stock, net of issuance costs	173,720	112,117
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	24,751
Proceeds from issuance of Series C preferred stock, net of issuance costs	—	25
Principal payments on capital lease	(430)	(175)
Restricted cash	(1,701)	(150)

Net cash provided by financing activities	172,964	150,113

Net increase in cash and cash equivalents	16,945	112,364
Cash and cash equivalents at beginning of period	47,402	9,170

Cash and cash equivalents at end of period	$64,347	$121,534

Supplemental disclosures of cash flow information
Cash paid for interest	$551	$218
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$1,378	$1,399

See accompanying notes

ZS Pharma, Inc.

Notes to Unaudited Interim Condensed Financial Statements

September 30, 2015

1. Nature of Business and Summary of Significant Accounting Policies

Organization

ZS Pharma, Inc. is a biopharmaceutical company focused on the development and commercialization of highly selective, non-absorbed drugs to treat renal, cardiovascular, liver and metabolic diseases. Our proprietary zirconium silicate technology allows us to create highly selective ion traps that can reduce toxic levels of specific electrolytes without disturbing the balance of other electrolytes. Our lead product candidate, sodium zirconium cyclosilicate, (or ZS-9), completed Phase III development for the treatment of hyperkalemia, a life-threatening condition in which elevated levels of potassium increase the risk of muscle dysfunction, including cardiac arrhythmias and sudden cardiac death. We submitted our New Drug Application, or NDA, in the United States on May 26, 2015, and we have been informed by the FDA that our Prescription Drug User Fee Act (PDUFA) goal date is May 26, 2016. We expect to submit our Marketing Authorization Application, or MAA, in Europe in the fourth quarter of 2015 with the goal of obtaining approval for the treatment of hyperkalemia in Europe.

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

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on June 23, 2014, the number of shares of capital stock the Company is authorized to issue was increased to 255,000,000 shares, of which 250,000,000 shares are common stock and 5,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share. There were no shares of preferred stock outstanding at September 30, 2015 or 2014.

On March 30, 2015, we closed our follow-on public offering of 4,015,939 shares of our common stock. The public offering price of the shares sold in the offering was $46.25 per share. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $11.1 million, were approximately $174.6 million. After deducting offering expenses of approximately $1.0 million, our net proceeds were approximately $173.7 million.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The interim condensed balance sheet as of September 30, 2015, and the interim condensed statements of operations for the three and nine months ended September 30, 2015 and 2014, and the interim condensed statements of cash flows for the nine months ended September 30, 2015 and 2014, are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2015, and our results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The financial data and the other financial information disclosed in these notes to the financial statements related to the three month periods and nine month periods, are also unaudited. The results of operations for the three months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other future annual or interim period. The condensed balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with our audited financial statements included in our form 10-K, filed with the SEC.

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

We measure and recognize compensation expense for all stock options granted to our employees and directors, based on the estimated fair value of the award on the grant date. We use the Black-Scholes valuation model to estimate the fair value of stock option awards. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. We believe that the fair value of stock options granted to non-employees is more reliably measured than the fair value of the services received. As such, the fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered using the accelerated method. The determination of the grant-date fair value of options using an option-pricing model is affected by our estimated common stock fair value, as well as assumptions regarding a number of other complex and subjective variables.

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

Interest income from our investment portfolio is recorded in interest/other income and is presented net of any discount accretion or premium amortization. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and liquidity and duration management.

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

The following is a summary of cash, cash equivalents and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Cash and money market funds	$59,371	$—	$—	$59,371
Corporate bonds	80,234	11	(29)	80,216
Commercial paper	27,731	18	—	27,749
Government securities	29,802	4	(1)	29,805
Asset backed securities	9,804	—	(2)	9,802

Total financial assets	$206,942	$33	$(32)	$206,943

Reported As:
Cash and cash equivalents				$64,347
Short-term investments				$142,596

				$206,943

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Cash and money market funds	$36,534	$—	$—	$36,534
Corporate bonds	53,679	—	(43)	53,636
Commercial paper	7,686	13	—	7,699
Government securities	4,411	—	—	4,411

Total financial assets	$102,310	$13	$(43)	$102,280

Reported As:
Cash and cash equivalents				$47,402
Short-term investments				$54,878

				$102,280

For the nine months ended September 30, 2015 and 2014, there were no significant realized gains or losses on the available-for-sale securities. All available-for-sale marketable securities held at September 30, 2015 and December 31, 2014 had maturity dates less than one year. Unrealized losses are recognized when a decline in fair value is determined to be other-than-temporary. As of September 30, 2015 and December 31, 2014, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to changes in credit risk, and we believe that it is more likely than not that the investments will be held to maturity or a forecasted recovery of fair value.

Restricted Cash

On November 22, 2013, we executed an agreement to pledge, assign, transfer, and grant a security interest to J.P. Morgan Bank to secure the payment and performance of our credit card program. Pursuant to the terms of the agreement, we have agreed to maintain funds in a restricted cash account to support the credit limit of the program, given we are a pre-revenue company. As of September 30, 2015, the total balance in the restricted cash account is $500,000, and we have earned approximately $1,000 in interest income since inception of the account.

In April 2015, we entered into a lease agreement with Park Place Realty Holding Company, Inc. (Park Place) for the lease of 37,874 square feet of office space to house our executive and commercial offices in San Mateo, California. Under the terms of the lease, we were required to provide Park Place with a letter of credit in the amount of $1.5 million as security for the tenant improvements that Park Place is making to the leased premises. The letter of credit is drawn against Silicon Valley Bank. Pursuant to the terms of the letter of credit agreement, we have agreed to maintain $1.5 million in a restricted cash account to support the credit limit of the letter of credit program.

Fair Value Measurements

ASC 820, Fair Value Measurement, provides a comprehensive framework for measuring the fair value of assets and liabilities, which provides for consistency in fair value determinations under various existing accounting standards that permit, or in some cases require, estimates of fair market value.

Financial assets and liabilities that have recurring fair value measurements are shown below (in thousands):

		Fair Value Measurements at September 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$34,432	$34,432	$—	$—
Corporate bonds	80,216	—	80,216	—
Commercial paper	27,749	—	27,749	—
Government securities	29,805	—	29,805	—
Asset-backed securities	9,802	—	9,802	—

Total financial assets	$182,004	$34,432	$147,572	$—

		Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$22,142	$22,142	$—	$—
Corporate bonds	53,636	—	53,636	$—
Commercial paper	7,699	—	7,699	—
Government securities	4,411	—	4,411	—

Total financial assets	$87,888	$22,142	$65,746	$—

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

Income Taxes

Income taxes are computed using the asset and liability method, and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. We continue to record a valuation allowance for the full amount of deferred tax assets, which would otherwise be recorded for tax benefits relating to the operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

The Company recognizes uncertain tax positions when it is more-likely-than-not, based on the technical merits, that the position will not be sustained upon examination. At September 30, 2015, the Company had no uncertain tax positions.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months and nine months ended September 30, 2015, we had short-term investments that included unrealized gains and losses, which were reported in other comprehensive loss. For the three and nine months ended September 30, 2014, net loss equaled comprehensive loss.

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

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common shareholders for the periods presented as the effect of including such securities would be antidilutive:

	Nine Months Ended September 30
	2015	2014
Restricted stock units	65,657	—
Options to purchase common stock	5,612,343	4,694,227

	5,678,000	4,694,227

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-15 is effective for annual and interim periods beginning on or after December 15, 2015. The guidance in Update 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows an entity to defer implementation and to continue presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. As of September 30, 2015, we have $68,000 in debt issuance costs associated with our MidCap Credit Facility that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt, if we were to adopt this standard.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under this standard, investments measured at net asset value (“NAV”), as a practical expedient for fair value, will be excluded from the fair value hierarchy. The only criterion for categorizing investments in the fair value hierarchy will be the observability of the inputs. The standard is effective for us for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including for financial statement periods that have not yet been issued. We do not expect the adoption of ASU 2015-07 to have a material impact on our disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, if required. ASU 2014-15 will be effective for annual reporting periods ending after December 15, 2016, which will be our fiscal year ending December 31, 2016, and to annual and interim periods thereafter. We are in the process of evaluating the impact of adoption of ASU 2014-15 on our condensed consolidated financial statements and related disclosures and do not expect it to have a material impact our results of operations, cash flows or financial position.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, (5) recognize revenue when (or as) the entity satisfies a performance obligation. We are currently evaluating the effect the adoption of this standard will have on our financial statements. In July 2015, the FASB affirmed its proposal for a one year delay in the effective date of ASU 2014-09 for public and non-public entities reporting under U.S. GAAP. We are currently evaluating the effect of adoption this standard will have on our financial statements.

2. Equity Compensation Plans and Stock-Based Compensation

Our Fourth Amended Stock Incentive Plan (the Prior Plan) authorized the granting of 5,010,977 shares of Common Stock to our employees and directors, as well as non-employees, through the granting of options, and as of September 30, 2015, 3,672,665 shares granted under the Prior Plan were outstanding. Our 2014 Incentive Plan (the Current Plan) authorizes the granting of 1,949,797 shares of Common Stock to our employees and directors, as well as non-employees, through various types of share based awards including restricted shares and options, and as of September 30, 2015, 1,912,995 shares granted under the Current Plan were outstanding. In addition, in September 2015 we granted 92,340 inducement options outside of the Current Plan to newly hired employees as an inducement material to their employment. The Prior Plan, the Current Plan and the inducement options all allow the holder of an option, once vested, to purchase Common Stock at a stated exercise price.

Our stock option activity and related information are summarized as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
Options outstanding at December 31, 2014	4,732,564	$7.52	8.31
Options granted	118,024	45.86	9.87
Options exercised	(14,626)	4.41	7.88
Options forfeited	—	—	—

Options outstanding at March 31, 2015	4,835,962	$8.46	8.10
Options granted	628,216	51.59	9.52
Options exercised	(157,376)	2.44	6.08
Options forfeited	—	—	—

Options outstanding at June 30, 2015	5,306,802	13.75	8.10
Options granted	478,150	56.10	9.80
Options exercised	(152,493)	4.32	7.69
Options forfeited	(20,116)	27.09	8.60
Options outstanding at September 30, 2015	5,612,343	17.56	8.06

Exercisable at September 30, 2015	2,369,886	$4.77	7.20

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

We calculate the intrinsic value of our options by multiplying the number of options by the difference between the estimated fair value per share for our common stock and the options’ exercise price. The aggregate intrinsic value of options exercisable and options outstanding as of September 30, 2015, was $144.3 million and $271.1 million, respectively.

The weighted-average grant-date fair value of options granted in the three months ended September 30, 2015 and 2014 was $36.95 and $22.15 per option, respectively, and for the nine months ended September 30, 2015 and 2014 was $34.97 and $12.26 per option, respectively.

At September 30, 2015, total compensation cost related to non-vested awards not yet recognized was $60.3 million, and the weighted-average period over which this amount is expected to be recognized was 2.65 years. The total fair value of options that vested was $8.6 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively.

During the quarter ended June 30, 2015, the employment of two employees terminated, and we entered into consulting agreements with them, which allows them to continue to vest in previously granted options through the end of the consulting period. As a result of the agreements and modification of their awards, we recognized a one-time charge of $6.4 million in stock compensation expense, recorded in selling, general and administrative expense, in the three month period ended June 30, 2015.

During the quarter ended June 30, 2015, certain employees and directors were issued restricted stock units as part of our long-term compensation program. As of September 30, 2015, 65,657 unvested restricted stock units were outstanding with a weighted average fair value of $55.57, and we have recognized $302,000 and $333,000 in stock compensation expense in the three and nine months ended September 30, 2015, respectively.

3. Employee Stock Purchase Plan

On June 18, 2015, our shareholders approved and adopted the 2015 Employee Stock Purchase Plan (“ESPP”). As of September 30, 2015, we have reserved 400,000 shares of common stock for issuance under the plan. All benefit-eligible employees may participate in the ESPP, which permits employees to purchase common stock through payroll deductions at a price equal to 85 percent of the fair market value of the shares at the beginning of the offering period (grant date) or at the end of the purchase period (purchase date), whichever is lower. There are three six-month purchase periods, beginning July 1, 2015, with subsequent periods beginning on January 1, 2016, and July 1, 2016. The ESPP is intended to qualify under section 423 of the Internal Revenue Code. Individual participant purchases within a given calendar year are limited to $25,000 and no more than 5,000 shares on any single purchase date.

The fair value of ESPP purchase rights was estimated using the Black-Scholes option pricing model and was calculated using the following assumptions for the three and nine months ended September 30, 2015: expected volatility of 60.3%, risk-free interest rate of 0.25%, and expected life of 0.9 years. The weighted average fair value of purchase rights granted in the three and nine months ended September 30, 2015 was $20.59. Total compensation expense recognized for the ESPP was $256,000 for the three and nine month periods ended September 30, 2015, which was recorded in the same expense categories in the condensed statement of operations as the underlying employee compensation. Amounts withheld from participants are classified as cash from financing activities in the cash flow statement and as a liability in the balance sheet until such time as shares are purchased. Cash received from ESPP withholdings for the three and nine months ended September 30, 2015 was $399,000.

4. Preferred Stock

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

5. Debt

In July 2014, we entered into a Credit and Security Agreement (Credit Agreement) with MidCap Financial SBIC, LP (MidCap) for a $20 million credit facility, secured by all of our assets, with a negative pledge against our intellectual property (with all amendments thereto, the MidCap Credit Facility). The MidCap Credit Facility is structured in two $10 million tranches, with the first tranche previously drawn at closing and the second tranche to be drawn after we provide evidence to MidCap of positive primary endpoint results from our ZS004 clinical study, a study that has now been completed and whose primary endpoints were met, but before its expiration on October 31, 2014. In September 2014, March 2015, April 2015 and July 2015, we entered into amendments which extended the second tranche commitment termination date to March 31, 2015, April 30, 2015, June 15, 2015 and August 15, 2015, respectively. We allowed the second tranche to terminate in August 2015. Notes issued under the terms of the Credit Agreement bear interest at the rate of 7.5% per annum, payable monthly, have principal payable in 36 monthly installments commencing on January 1, 2016 and are subject to a $50,000 fee which we paid to MidCap upon closing. On January 1, 2019, the maturity date of the notes, we will owe MidCap an exit fee equal to 6.5% of the amount of notes funded under the Credit Agreement. We issued a note payable to MidCap in the amount of $10 million for the first tranche on July 14, 2014. The 6.5% exit fee is being recognized as additional interest expense over the term of the note. Also in September 2014, MidCap assigned $2.5 million of the credit facility to Silicon Valley Bank.

During the second quarter of 2015 we were in technical default of certain notification provisions of the Credit Agreement. As part of the Fourth Amendment to the Credit Agreement entered into in July 2015, MidCap waived the defaults. As of September 30, 2015, we were in compliance with the terms of the amended Credit Agreement.

The estimated fair value of the MidCap debt is $10.1 million. The fair value was estimated based upon management’s use of an income approach utilizing a present value technique (Level 3 measurement).

6. Defined Contribution Plan

In March, 2014, we began to sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Irrespective of the amount of any participant contributions in a plan year, we will contribute an amount equal to 3% of each participant’s annual salary into their account in the plan each plan year, subject to federal limits per employee for safe harbor plans such as the plan we have offered. For the three months ended September 30, 2015 and 2014, we made safe harbor contributions into the plan totaling $100,000 and $55,000, respectively, and for the nine months ended September 30, 2015 and 2014, we made safe harbor contributions into the plan totaling $257,000 and $113,000, respectively.

7. Commitments and Contingencies

Commitments

We have various manufacturing, clinical, research and other contracts with vendors in the conduct of the normal course of business. As of September 30, 2015, we had a purchase commitment for approximately $2.1 million with equipment vendors for the manufacture of equipment to produce our product and $0.5 million with contract manufacturers to produce clinical materials. In April 2015, we entered into a lease agreement with Park Place Realty Holding Company, Inc. for the lease of 37,874 square feet of office space to house our executive and commercial offices in San Mateo, CA. The term of the lease is for 100 months, commencing on August 1, 2015, with an option to renew the lease for one five-year period at the then-market rate. Under the terms of the lease, rent will be abated for the first four months of the lease term and the rent for the fifth month was paid at the time the lease was executed. Thereafter, rent is due and payable on the first day of each month of the lease term. Monthly rent expense under this lease will approximate $154,062 on a straight-line basis. All other significant contracts as of September 30, 2015 were terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, we would only be obligated for the product or services that we had received at the time the termination became effective. As of September 30, 2015, we had $0.3 million in commitments related to the build-out of our San Mateo office.

The future minimum lease payments for all operating leases at September 30, 2015 are as follows (in thousands):

2015	$329
2016	2,436
2017	2,210
2018	2,057
2019	2,123
Thereafter	8,906

Total future minimum payments	$18,061

As of September 30, 2015, we have a receivable of $1.9 million related to the reimbursement for tenant improvements in connection with the buildout of the San Mateo office. We are accounting for this as a lease incentive to be amortized as a reduction in rent expense over the life of the lease.

On September 4, 2015, we vacated our leased office in Redwood City, CA and moved into our new offices in San Mateo, CA. Our lease obligation on the Redwood City space continues through August 30, 2017, and we are marketing the space for sublease. As part of the transition to the new offices, all of the furniture and fixtures in the Redwood City space were left in the space and are not expected to be utilized by us in the future. As a result of this transition, we recorded a liability for the fair value of the remaining lease payments, net of expected sublease income, of $145,000 and will accrete that liability over the remaining lease term against rent expense. We also recorded additional depreciation expense of $290,000 for the remaining book value of the Redwood City leasehold improvements and furniture and fixtures, as we do not expect to derive any future economic benefit from them.

Contingencies

While there are no legal proceedings we are aware of, we may become party to various claims and complaints arising from the ordinary course of business. We do not believe that any ultimate liability resulting from any such claims will have a material adverse effect on our results of operations, financial position or liquidity.

8. Subsequent Events

In connection with our May 26, 2015 NDA submission we remitted a $2.4 million filing fee to the FDA. On June 1st, 2015, we submitted a refund request under the FDA’s small business waiver and refunds provision, as we are a company of less than 500 employees, we do not have a drug product previously approved under a human drug application and introduced or delivered for introduction into interstate commerce, and ZS-9 was our first human drug application submitted to the FDA. Due to the uncertainty regarding the collectability of this refund, we recorded this filing fee as an expense in research and development expenses in the quarter ended June 30, 2015.

In October, 2015, we were informed by the FDA that they had determined that we qualified for a small company waiver, and we would be receiving a refund of our filing fee. As of September 30, 2015, the filing fee was included in research and development expense, but we will recognize a gain in this line item of $2.4 million in our fourth quarter of 2015 upon receipt of the refund.

On November 5, 2015, we entered into an agreement and plan of merger (“Merger Agreement”) with Zeneca, Inc. (“Parent” or “AstraZeneca”) and Zanzibar Acquisition Corp., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will commence an offer to purchase all of the outstanding shares of our common stock (the “Shares”) at a purchase price of $90.00 per share in cash (the “Offer”). Following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”). The obligation of Parent and Purchaser to complete the Offer and consummate the Merger is subject to certain conditions, including (i) Merger Sub (or Parent on Merger Sub’s behalf) shall have accepted for payment all Shares validly tendered and not validly withdrawn pursuant to the Offer, (ii) the absence of any law or order, injunction or decree enacted, enforced, amended, issued, in effect or deemed applicable to the Merger by any supranational, national, foreign, federal, state or local government or subdivision thereof, or governmental, judicial, legislative, executive, administrative or regulatory authority (including the FDA), agency, commission, tribunal or body (“Governmental Entity”) that is in effect, and no Governmental Entity shall have taken any other action, in each case the effect of which is to make illegal or otherwise prohibit consummation of the Merger, and (iii) other customary conditions. These conditions are described in more detail in the Merger Agreement, which we filed as an exhibit to the Current Report on Form 8-K with the SEC on November 6, 2015.

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

Recent Development

On November 5, 2015, we entered into an agreement and plan of merger (“Merger Agreement”) with Zeneca, Inc. (“Parent” or “AstraZeneca”) and Zanzibar Acquisition Corp., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will commence an offer to purchase all of the outstanding shares of our common stock (the “Shares”) at a purchase price of $90.00 per share in cash (the “Offer”). Following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”). The consummation of the Offer and the Merger are subject to certain closing conditions. For additional information regarding the Merger Agreement, please refer to Note 8 - Subsequent Events.

Overview

We are a biopharmaceutical company focused on the development and commercialization of highly selective, non-absorbed drugs to treat renal, cardiovascular, liver and metabolic diseases. Our proprietary zirconium silicate technology allows us to create highly selective ion traps that can reduce toxic levels of specific electrolytes without disturbing the balance of other electrolytes. Our initial focus is on the development of sodium zirconium cyclosilicate (ZS-9), our product candidate for which we have completed two Phase III clinical trials for the treatment of hyperkalemia, a life-threatening condition in which elevated levels of potassium in the blood (greater than 5.0 mEq/L) increase the risk of muscle dysfunction, including cardiac arrhythmias and sudden cardiac death. We have designed our development program based on input from the United States Food and Drug Administration, or FDA, including a pre-NDA meeting, and European Medicines Agency, or EMA. On May 26, 2015, we announced that we submitted our New Drug Application, or NDA, to the FDA and we have been informed by the FDA that our Prescription Drug User Fee Act (PDUFA) goal date is May 26, 2016. We expect to submit our Marketing Authorization Application, or MAA, in Europe in the fourth quarter of 2015. Our goal is to obtain approval for the treatment of hyperkalemia in Europe, regardless of the underlying disease state. If we receive regulatory approval, we intend to commercialize ZS-9 for the treatment of hyperkalemia in the United States with our own specialty sales force targeting nephrologists and cardiologists and intend to seek one or more partners for commercialization in markets outside of the United States.

As of September 30, 2015, we have enrolled over 1,700 patients in our clinical studies. In our ongoing long-term studies, patients have safely received once daily ZS-9 for 12 months. We have completed three, double-blind, randomized placebo controlled clinical studies with ZS-9 that together enrolled 1,101 patients with hyperkalemia, including patients with chronic kidney disease (CKD), heart failure (HF), type 2 diabetes and those on renin-angiotensin aldosterone system (RAAS) inhibitor therapy. Our first in-man study, ZS002, was completed in May 2012. Our first Phase III study, ZS003, was completed in November 2013, and our second Phase III study, ZS004, was completed in September 2014. All three trials met their pre-specified primary efficacy endpoints with clinically meaningful and statistically significant results. We initiated an extension to the ZS004 study, or ZS004E, and a long-term safety study, ZS005, in the second quarter of 2014.

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

We have never been profitable, and as of September 30, 2015, had an accumulated deficit of $204.2 million. We expect to continue to incur net losses as we advance ZS-9 through clinical development, seek regulatory approval, expand our manufacturing capabilities and prepare for, and if approved, proceed to commercialization. We manufacture clinical trial quantities of ZS-9 in-house in two facilities from readily available starting materials using specialized equipment. We are currently in the process of increasing our internal manufacturing capabilities to support anticipated commercial demand. Additionally, we have established a supply chain to provide us with the materials required to manufacture ZS-9. We expect to significantly increase our investment in our commercial manufacturing process and inventory of ZS-9, and in our commercialization and marketing related activities as we prepare for a possible commercial launch of ZS-9. We will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

On March 30, 2015, we closed our follow-on public offering of 4,015,939 shares of our common stock. The public offering price of the shares sold in the offering was $46.25 per share. The total proceeds from the offering to us, net of underwriting discounts, commissions and offering expenses were approximately $173.7 million.

Financial Overview

We have invested substantially all of our efforts and financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. To date, we have funded our operations primarily from the sale of equity and convertible preferred stock securities and a small amount of secured debt. We have never been profitable and have incurred net losses in each year since inception. Our net losses attributable to common shareholders were $89.9 million and $43.7 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 we had incurred cumulative net losses of $204.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Revenue

To date, we have not generated any product revenues. Our ability to generate product revenues, which we do not expect will occur before 2016, at the earliest, will depend heavily on our obtaining marketing approval from the FDA and EMA for, and, subsequent to that, our successful commercialization of, ZS-9. If we fail to complete the development of ZS-9 in a timely manner or to obtain regulatory approval, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

Research and Development Expenses

Our research and development expenses consist primarily of:

•	salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions;

•	costs related to nonclinical studies in animal models;

•	fees paid to clinical consultants, clinical trial sites and vendors in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	costs related to production of clinical supplies, including fees paid to contract packagers;

•	costs related to compliance with drug development regulatory requirements;

•	annual minimum royalty payments to UOP pursuant to a license agreement;

•	depreciation and other allocated facility-related and overhead expenses; and

•	costs related to developing our manufacturing scale to meet anticipated commercial quantities.

We expense both internal and external research and development costs in the periods in which they are incurred. To date, we have focused substantially all of our resources and development efforts on the development of ZS-9.

We expect to have significant expenditures for our research and development during the next few years as we seek to complete our clinical program, pursue regulatory approval of ZS-9 in the United States and internationally, and prepare for a possible commercial launch of ZS-9, which, if approved, will require significant investment to increase our manufacturing capabilities to support anticipated commercial demand. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to increased size and greater duration of the related clinical trials, which we expect to be the case for our ZS004E and ZS005 clinical trials. Predicting the timing or the final cost to complete our clinical program and/or validation of our commercial manufacturing and supply processes is difficult and delays or unexpected costs may occur because of many factors, including factors outside of our control. Furthermore, we are unable to predict when or if ZS-9 will receive regulatory approval in the United States or in any other countries with any certainty.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation expense associated with our executive, finance, commercial, business and corporate development and other administrative functions. Other selling, general and administrative expenses include allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property and professional fees for consulting, auditing, tax and legal services. We expect our selling, general and administrative expenses will increase as we expand our operating activities and increase our headcount as we begin to prepare for a potential commercial launch of ZS-9 and to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

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

Critical Accounting Polices and Significant Estimates

Our financial statements are prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from management’s estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. While our significant accounting policies are described in the Notes to our financial statements, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties based upon actual patient enrollment in accordance with agreements established with third-party vendors and clinical sites. We determine the actual expense accrual through review of patient enrollment databases and the agreed-upon fee to be paid for each patient enrolled less any payments made. During the course of a clinical trial, we may adjust our rate of clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from clinical sites and other third-party vendors. Through September 30, 2015, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Net Operating Loss Carryforwards and Research Tax Credit Carryforwards

As of December 31, 2014, we had federal and state income tax net operating loss, or NOL, carryforwards of approximately $93.7 million and $0.5 million, respectively, and federal research tax credit carryforwards of approximately $5.2 million, net of IRS section 382 limitations. Additionally, we had a Federal NOL carryforward of $3.3 million related to the excess tax benefits associated with stock-based compensation and stock option exercises. The benefit of this NOL will be recognized as an increase to the additional paid-in capital at the point when such NOL provides cash benefit to us. These NOL carryforwards and research tax credit carryforwards, if not previously used, will begin to expire in 2029. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income in the future, the limitations on our ability to use our NOL carryforwards and research tax credit carryforwards to reduce U.S. federal tax liability could potentially result in increased future tax liability to us.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
Research and development	$18,403	$12,541	$5,862	47%
Selling, general and administrative	16,843	4,081	12,762	313%

Total operating expenses	35,246	16,622	18,624	112%

Loss from operations	(35,246)	(16,622)	(18,624)	112%
Interest/other income	(169)	(31)	(138)	**
Interest expense	272	272	—	**

Net loss	$(35,349)	$(16,863)	$(18,486)	110%

**	Percentage not meaningful

Research and Development. Research and development expenses increased $5.9 million, or 47%, to $18.4 million for the three months ended September 30, 2015 from $12.5 million for the three months ended September 30, 2014. The increase was primarily due to an increase in personnel costs of $2.6 million, as we continue to build our staffing; increased medical education expenditures of $1.2 million; consulting costs in support of regulatory efforts of $0.9 million; an increase in certain other costs, which aggregated to $0.6 million, in connection with our expanded clinical and manufacturing activities; as well as an increase in clinical trial related expenses of $0.6 million attributable to conducting and supporting our clinical studies, including ZS004E, ZS005 and other studies.

Selling, General and Administrative. Selling, general and administrative expenses increased $12.8 million, or 313%, to $16.8 million for the three months ended September 30, 2015 from $4.0 million for the three months ended September 30, 2014. The increase was primarily due to an increase in personnel costs and facilities costs of $6.4 million and $1.5 million, respectively, as a result of an increase in headcount and infrastructure to support growth in our operations, an increase in market research costs of $3.2 million, and an increase of $1.7 million in legal and accounting professional fees and other miscellaneous costs associated with our increased activity.

Interest/Other Income. Interest/other income increased $138,000 for the three months ended September 30, 2015 over the three months ended September 30, 2014 as we invested cash not directly needed in the short term to fund operations.

Interest Expense. Interest expense was flat for the three months ended September 30, 2015 over the three months ended September 30, 2014.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September,		Change
	2015	2014	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
Research and development	$51,012	$31,044	$19,968	64%
Selling, general and administrative	38,408	9,384	29,024	309%

Total operating expenses	89,420	40,428	48,992	121%

Loss from operations	(89,420)	(40,428)	(48,992)	121%
Interest/other income	(344)	(51)	(293)	**
Interest expense	822	281	541	**
Expense to mark warrants to market	—	3,071	(3,071)	**

Net loss	$(89,898)	$(43,729)	$(46,169)	106%

**	Percentage not meaningful

Research and Development. Research and development expenses increased $20.0 million, or 64%, to $51.0 million for the nine months ended September 30, 2015 from $31.0 million for the nine months ended September 30, 2014. The increase was primarily due to costs associated with our NDA filing of $2.4 million, an increase in personnel costs of $5.7 million, costs associated with consulting expense in support of regulatory efforts of $2.0 million, an increase in medical affairs spend of $1.1 million, an increase in facilities related costs supporting the expansion of production capacity of $0.8 million and in certain other costs, which aggregated to $1.6 million, in connection with our expanded clinical and manufacturing activities, as well an increase in clinical trial related expenses of $6.4 million attributable to conducting and supporting our clinical studies including ZS004E, ZS005 and other clinical studies.

Selling, General and Administrative. Selling, general and administrative expenses increased $29.0 million, or 309%, to $38.4 million for the nine months ended September 30, 2015 from $9.4 million for the nine months ended September 30, 2014. The increase was primarily due to $6.4 million of non-cash, share-based payment expenses resulting from accounting for grants to certain former employees who are now consultants for the company, personnel costs and facilities costs of $11.5 million and $1.7 million, respectively as a result of an increase in headcount and infrastructure to support growth in our operations , an increase in market research costs of $5.7 million and an increase of $3.7 million in legal and accounting professional fees and other miscellaneous costs associated with our increased activity.

Interest/Other Income. Interest/other income increased $293,000 for the nine months ended September 30, 2015 over the nine months ended September 30, 2014 as we invested cash not directly needed in the short term to fund operations.

Interest Expense. Interest expense increased $541,000 for the nine months ended September 30, 2015 over the nine months ended September 30, 2014 due to cash interest paid and non-cash amortization of debt issuance costs and debt discount related to the note issued under the MidCap Credit Facility.

Expense to mark warrants to market. Expense to mark warrants to market decreased to $0 for the nine months ended September 30, 2015, as all of the outstanding warrants were exercised prior to our IPO.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through sales of our common stock, sales of our preferred shares of stock and a small amount of secured debt. Our expenditures have been primarily related to research and development activities. At September 30, 2015, we had available cash, cash equivalents and short-term investments of $206.9 million. Our cash, cash equivalents and short-term investments are currently held in a variety of interest and non-interest bearing accounts at financial institutions and are invested in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

In July 2014, we entered into a Credit and Security Agreement (Credit Agreement) with MidCap Financial SBIC, LP (MidCap) for a $20 million credit facility, secured by all of our assets, with a negative pledge against our intellectual property (with all amendments thereto, the MidCap Credit Facility). The MidCap Credit Facility is structured in two $10 million tranches, with the first tranche previously drawn at closing and the second tranche to be drawn after we provide evidence to MidCap of positive primary endpoint results from our ZS004 clinical study, a study that has now been completed and whose primary endpoints were met, but before its expiration on October 31, 2014. In September 2014, March 2015, April 2015 and July 2015, we entered into amendments which extended the second tranche commitment termination date to March 31, 2015, April 30, 2015, June 15, 2015 and August 15, 2015, respectively. We allowed the second tranche to terminate in August 2015. Notes issued under the terms of the Credit Agreement bear interest at the rate of 7.5% per annum, payable monthly, have principal payable in 36 monthly installments commencing on January 1, 2016 and are subject to a $50,000 fee which we paid to MidCap upon closing. On January 1, 2019, the maturity date of the notes, we will owe MidCap an exit fee equal to 6.5% of the amount of notes funded under the Credit Agreement. We issued a note payable to MidCap in the amount of $10 million for the first tranche on July 14, 2014. The 6.5% exit fee is being recognized as additional interest expense over the term of the note. Also in September 2014, MidCap assigned $2.5 million of the credit facility to Silicon Valley Bank.

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

On March 30, 2015, we closed our follow-on public offering of 4,015,939 shares of our common stock. The public offering price of the shares sold in the offering was $46.25 per share. The total proceeds from the offering to us, net of underwriting discounts, commissions and offering expenses, were approximately $173.7 million.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
	(in thousands)
Net Cash (used in) provided by
Operating activities	$(60,957)	$(31,998)
Investing activities	(95,062)	(5,751)
Financing activities	172,964	150,113

Net increase in cash and cash equivalents	$16,945	$112,364

Cash Flows from Operating Activities. Net cash used in operating activities was $61.0 million for the nine months ended September 30, 2015 and consisted primarily of our net loss of $89.9 million, less noncash charges such as stock-based compensation expense of $18.3 million, depreciation expense of $1.5 million, amortization of premium on marketable securities of $0.9 million, and amortization of debt discounts of $0.2 million being offset by amortization of lease incentives of $0.2 million. The significant items in the change in operating assets and liabilities include increases in prepaid expenses and other assets of $0.9 million, a loss on disposal of assets of $0.4 million, loss on early termination of a lease of $0.1 million, accrued liabilities of $5.5 million, deferred rent of $0.8 million, and an increase in accounts payable of $2.0 million due to timing of spends as we scale up operations in preparation for the potential launch of ZS-9. Net cash used in operating activities was $32.0 million for the nine months ended September 30, 2014 and consisted primarily of our net loss of $43.7 million, less noncash charges such as stock-based compensation expense of $5.5 and $3.1 million related to the revaluation of warrants to purchase convertible preferred stock. The significant items in the change in operating assets and liabilities include increases in accounts payable of $2.0 million and accrued liabilities of $0.7 million.

Cash Flows from Investing Activities. Net cash used by investing activities for the nine months ended September 30, 2015 was $95.0 million, with purchases of short-term investments of $153.7 million and $6.3 million of equipment purchases offset by $65.0 million in proceeds from the maturities of short-term investments. Net cash used in investing activities for the nine months ended September 30, 2014 was $5.8 million consisting primarily of purchases of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2015 was $173.0 million, which consisted primarily of $173.7 million in proceeds from the sale of common stock in our follow-on public offering, which closed on March 30, 2015, proceeds from the exercise of options of $1.0 million and $0.4 million in proceeds from our ESPP plan, offset by $1.7 million in restricted cash primarily related to letters of credit for a lease and a corporate credit card program and principal payments on capital leases of $0.4 million. Net cash provided by financing activities for the nine months ended

September 30, 2014 was $150.1 million, which consisted primarily of net proceeds from our IPO of $112.2 million, net proceeds from the sale of Series D Redeemable Preferred Stock of $24.8 million, net proceeds from the borrowing of the first tranche of the MidCap credit facility of $9.9 million, and net proceeds from the exercise of warrants of $3.8 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we work to complete our clinical program for ZS-9, pursue regulatory approval of ZS-9 in the United States and Europe and prepare for a possible commercial launch of ZS-9. In particular, our pre-commercialization activities for ZS-9, including development costs relating to the expansion and validation of our commercial manufacturing process and inventory supply, and the hiring and training of a sales force, will require significant investment in our manufacturing facilities, personnel and other commercial launch related costs. We currently anticipate utilizing a significant portion of the proceeds from our IPO and follow-on public offering to support these activities. We believe that our existing capital resources, together with the net proceeds from our IPO and follow-on public offering, will be sufficient to fund our operations for at least the next 12 months. However, if the Merger is not consummated, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. Debt financing, if available, would result in increased fixed payment obligations and may involve arrangements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Our future capital requirements will depend on many factors, including:

•	the results of our remaining clinical trials for ZS-9;

•	the time and cost necessary to obtain regulatory approvals for ZS-9 in the United States and Europe and the costs of post-marketing studies that could be required by regulatory authorities;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials for ZS-9 and any other product candidates we may have, including the ability to enroll patients in a timely manner for potential future clinical trials;

•	the costs of commercialization activities for ZS-9 if we receive marketing approval, including the costs and timing of expanding our manufacturing activities and other costs of manufacturing ZS-9 and establishing product sales, marketing and distribution capabilities;

•	subject to receipt of marketing approval, the amount of sales and other revenues from ZS-9, including the sales price and the availability of adequate third-party reimbursement;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2015, we had cash, cash equivalents and short-term investments totaling $206.9 million consisting of bank deposits and investments in securities.

We do not have material foreign currency exchange risk as we have minimal transactions denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of September 30, 2015. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our third fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing ZS-9, which is our only product candidate in clinical development. We have no approved drug product and as a result have not generated any revenue from product sales to date and have incurred losses in each year since our inception in February 2008. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our research and development costs for the fiscal years ended December 31, 2014, 2013 and 2012 were $45.6 million, $24.8 million and $7.0 million, respectively, and for the nine months ended September 30, 2015 were $51.0 million. Our net loss for the fiscal years ended December 31, 2014, 2013 and 2012 was approximately $64.0 million, $33.6 million and $10.3 million, respectively and for the nine months ended September 30, 2015 was $89.9 million. As of September 30, 2015, we had an accumulated deficit of $204.2 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin commercialization of ZS-9. Accordingly, our ability to continue to develop and commercialize ZS-9 and our other product candidates depends on our ability to obtain additional financing to fund our operations and there can be no assurance that, if the Merger is not consummated, additional financing will be available to us or that such financing, if available, will be available on favorable terms. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are substantially dependent on the success of our only product candidate in clinical development, ZS-9.

We have completed three clinical studies with ZS-9 that together enrolled over 1,700 patients with hyperkalemia, including patients with CKD, HF, type 2 diabetes and those on RAAS inhibitor therapy. Our first in-man study, ZS002, was completed in May 2012 and our first Phase III study, ZS003, was completed in November 2013. Our second Phase III study, ZS004, was completed in September 2014. All three trials met their pre-specified primary efficacy endpoints with clinically meaningful and statistically significant results; ZS002 and ZS003 also met their pre-specified secondary endpoints and ZS004 met all but one pre-specified secondary endpoints. We presented the top-line results for ZS004 in September 2014 and detailed primary and secondary endpoint results for ZS004 during a session at the American Heart Association Scientific Sessions on November 17, 2014. The ZS004 study results were simultaneously published in the Journal of the American Medical Association, and we announced the publication of detailed results from the ZS003 study in the New England Journal of Medicine on November 21, 2014. We initiated an extension to the ZS004 study, or ZS004E, and a long-term safety study, ZS005, in the second quarter of 2014. We filed our NDA with the FDA on May 26, 2015 and received a PDUFA date of May 26, 2016. We expect to file our MAA with the EMA in the fourth quarter of 2015.

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

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We intend to seek regulatory approval of ZS-9 for the treatment of hyperkalemia. While current options for the chronic management of hyperkalemia are limited, we expect to compete against well-known treatment options, including sodium polystyrene sulfonate, SPS, which is generically available. In addition, in October 2015, Relypsa’s hyperkalemia treatment, Veltassa (calcium Patiromer sorbitex), was approved by the FDA. Relypsa has stated that this treatment will be available to patients in the U.S. starting in January 2016, potentially giving Relypsa an advantage in marketing and gaining market acceptance over ZS-9 which is not expected to reach the U.S. market until later in the year. In order to compete successfully in this market, we will have to demonstrate that the treatment of hyperkalemia with ZS-9 is a superior alternative to existing or new therapies for hyperkalemia, including Veltassa. Even if we are able to demonstrate the superiority of our product, Relypsa or other competitors may attempt to lock us out of the market by entering into preferred arrangements with insurers and other third party payors before our product is approved for sale, which may make it difficult for us to successfully gain market penetration for ZS-9. In addition, our competitors may attempt to undercut our pricing for ZS-9 once it is introduced, or we may need to undercut the pricing of Relypsa’s drug to gain market acceptance, which could also harm our results of operations.

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

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, ZS-9. As of September 30, 2015, we had an accumulated deficit of $204.2 million and capital resources consisting of cash and cash equivalents of $64.3 million and short-term investments of $142.6 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, expand our manufacturing capability, prepare for the commercialization of ZS-9 and develop any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical studies and clinical trials, seeking regulatory approvals, and developing our manufacturing facility and supply arrangements. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of ZS-9 or any future product candidates.

We believe that our existing cash, cash equivalents and short-term investments will allow us to fund our operating plan through at least September 30, 2016. However, our operating plan may change as a result of many factors currently unknown to us, and if the Merger is not consummated, we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, if the Merger is not consummated, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	The status and proposed timing of our acquisition by AstraZeneca;

•	the time and cost necessary to obtain regulatory approvals for ZS-9 and the costs of post-marketing studies that could be required by regulatory authorities;

•	whether, where and when we receive regulatory approval for ZS-9 and our ability to successfully commercialize ZS-9 if approved by regulatory authorities;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the manufacturing, selling and marketing costs associated with ZS-9, including the cost and timing of expanding our manufacturing and sales and marketing capabilities;

•	the amount of sales and other revenues from ZS-9, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates; and

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for ongoing or potential future clinical trials.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for ZS-9 or any future product candidate;

•	our research and development activities; or

•	expansion of our sales and marketing capabilities, expansion of our manufacturing capacity or other activities that may be necessary to commercialize ZS-9 or any future product candidate.

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

Even if we obtain FDA or other regulatory approvals, ZS-9 or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. ZS-9 may not gain market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. Market acceptance of ZS-9 or any future product candidates for which we receive regulatory approval depends on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical trials;

•	the prevalence and severity of any side effects and overall safety profile of the product;

•	the clinical indications for which the product is approved;

•	advantages over existing therapies or therapies under development, such as, in the case of ZS-9, SPS and Veltassa;

•	acceptance by physicians, operators of clinics and patients of the product as safe and effective;

•	relative convenience and ease of administration of ZS-9;

•	the potential and perceived advantages of ZS-9 over current treatment options or alternative treatments, including future alternative treatments;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of third-party payors and patients;

•	the availability of ZS-9, if approved, or any future products and their ability to meet market demand, including a reliable supply for long-term daily treatment;

•	the strength of our marketing and distribution organizations; and

•	the quality of our relationships with patient advocacy groups.

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

We have developed two manufacturing facilities to manufacture drug substance, which we use for research and development purposes and for clinical trials of ZS-9. We installed a 2,000 liter commercial scale reactor during the second quarter of 2014 and have successfully manufactured drug substances in this reactor. We also installed a second 2,000 liter commercial scale reactor in the second quarter of 2015. To meet our strategic objectives, which contemplate internally manufacturing all of our drug substance to support anticipated commercial demand if ZS-9 is approved, we will need to install additional reactors, dryers and other equipment, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities. In particular, we currently intend to transition to 5,000 liter reactors for the commercial production of ZS-9. We have not yet attempted to use a 5,000 liter reactor to produce ZS-9, and there can be no assurance we will be able to successfully do so. Should we encounter unexpected difficulties in transitioning to these larger reactors, we may be forced to rely on smaller 2,000 liter reactors, which could increase our expected costs.

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

We do not have the ability to independently conduct clinical trials, and in some cases, nonclinical studies. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct clinical trials on our drug candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct some of our nonclinical studies and all of our clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, including some regulations commonly referred to as good clinical practices, or cGCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in our clinical trials.

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

We have not completed the build-out of our sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell ZS-9, if approved, or any future product candidates or generate product revenue.

We have not completed the build-out of our sales organization. In order to commercialize ZS-9 in the United States, we have begun to build out our marketing, sales, distribution, managerial and other non-technical capabilities and have made arrangements with third parties to perform these services. We expect to establish a specialty sales organization with technical expertise and distribution capabilities to commercialize ZS-9, if approved, which will be expensive and time consuming. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

Similarly, we do not currently have the infrastructure necessary for distributing pharmaceutical products to patients. We have contracted with a third-party logistics company to warehouse these products and distribute them. This distribution network will require significant coordination with our manufacturing, sales and marketing and finance teams. Failure to secure an effective arrangement with a logistics company, or the failure of that logistics company to perform as expected, could negatively impact the distribution of ZS-9, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of ZS-9, if approved, will be delayed or severely compromised and our results of operations may be harmed.

If we fail to obtain and sustain an adequate level of reimbursement for our products by third-party payors, sales would be adversely affected.

We expect patients who have hyperkalemia to need treatment throughout their lifetimes but anticipate that most patients would not be capable of paying for this treatment themselves absent reimbursement by third-party payors, including commercial and Medicare Part D plans. Additionally, if the level of reimbursement is below our expectations, our revenue and gross margins would be adversely affected.

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

As of September 30, 2015, we had 184 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, and clinical trials, and commercialize ZS-9 or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

The market value of our common stock that is held by non-affiliates exceeded $700 million in the second quarter of 2015; thus, beginning on January 1, 2016 we will no longer be considered an emerging growth company with certain reporting exemptions applicable under the Jumpstart Our Business Startups Act, or JOBS Act. Beginning with our annual report on Form 10-K for the year ended December 31, 2015, we will be subject to Section 404(a) and Section 404(b) of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which require our management and independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting. Compliance with Section 404 will be expensive and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. Moreover, if we do have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our results of operations on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Market or other adverse consequences that would materially harm our business.

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

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our offices, damaged critical infrastructure or disrupted operations, it may be difficult, or in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that require us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, the FDA may object to elements of our clinical development program such as the number of patients in our current clinical trials from the United States or it may require us to conduct additional studies or trials for ZS-9 either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials. The FDA also could require us to label our products in such a way as to decrease their market acceptance. For example, Relypsa was recently required to include a black box warning on its hyperkalemia product, Veltassa, which is designed to call attention to serious or life-threatening risks with the use of a drug. While we believe that the issues that required this label for Veltassa are unrelated to ZS-9 and not indicative of the label we will receive from the FDA, a similar labelling warning for ZS-9 could have a serious and adverse effect on the market’s acceptance of our product and could harm our anticipated results of operations.

In addition, there have been subject deaths in our clinical programs. While the incidence of subject deaths is not unexpected in view of the morbidity and mortality for the patient populations in our trials and have been determined by the study investigators and by us as unrelated to ZS-9, the FDA may require us to perform additional studies or otherwise delay regulatory approval of ZS-9. Despite the time and expense exerted, failure can occur at any stage. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

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

In October 2013, one of our competitors, Relypsa, filed a patent application with the United States Patent and Trademark Office, or USPTO, seeking broad claims directed to removing potassium from a patient. Prosecution of this patent application is ongoing and we expect the next office action from the USPTO to occur in or after the fourth quarter of 2015. Such action could include a Notice of Allowance, a Non-Final Rejection or a Final Rejection. If a patent were to issue with the currently pending or similarly broad claims pursuant to a Notice of Allowance, it would potentially cover the use of ZS-9 in the treatment of hyperkalemia. We believe that such a patent should not issue, and if it does, it should be found to be invalid and unenforceable. Nevertheless, challenging this patent would be costly and time consuming, and if such challenge were unsuccessful, it could materially impact or prevent the commercialization of ZS-9 for the treatment of hyperkalemia, which could have a material adverse impact on our business, financial condition and results of operations. In the event that a patent with the current or similarly broad claims is issued, we intend to vigorously challenge it, although there is no assurance that a court would find any challenged claims to be invalid.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. We priced our IPO at $18.00 per share on June 17, 2014, and as of November 2, 2015, our common stock has reached a high of $84.84 per share. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including those discussed in this “Risk Factors” section and others such as:

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

As of September 30, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates will beneficially own approximately 70% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our seventh amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;

•	the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Risks Related to our Pending Acquisition by AstraZeneca

The conditions under the Merger Agreement to AstraZeneca’s consummation of the Offer and the subsequent Merger may not be satisfied at all or in the anticipated timeframe.

On November 5, 2015, we entered into an agreement and plan of merger (“Merger Agreement”) with Zeneca, Inc. (“Parent” or “AstraZeneca”) and Zanzibar Acquisition Corp., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will commence an offer to purchase all of the outstanding shares of our common stock (the “Shares”) at a purchase price of $90.00 per share in cash (the “Offer”). Following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”), subject to certain customary exceptions set forth in the Merger Agreement, at a purchase price of $90.00 per Company Share net to the holder thereof in cash (“Offer Price”). The obligation of AstraZeneca and Purchaser to complete the Offer and consummate the Merger is subject to certain conditions, including (i) sufficient Shares being tendered for Merger Sub to acquire a majority of the outstanding Shares, (ii) the absence of any law or order, injunction or decree enacted, enforced, amended, issued, in effect or deemed applicable to the Merger by any supranational, national, foreign, federal, state or local government or subdivision thereof, or governmental, judicial, legislative, executive, administrative or regulatory authority (including the FDA), agency, commission, tribunal or body (“Governmental Entity”) that is in effect, and no Governmental Entity shall have taken any other action, in each case the effect of which is to make illegal or otherwise prohibit consummation of the Merger, and (iii) other customary conditions. These conditions are described in more detail in the Merger Agreement, which we filed as an exhibit to a Current Report on Form 8-K with the SEC on November 6, 2015.

We intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

The announcement of, or a failure to consummate, the Offer and the Merger could negatively impact our business, financial condition, results of operations or our stock price.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied. The Merger Agreement may also be terminated by us or AstraZeneca in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by us in order to accept a third-party acquisition proposal that our board of directors determines constitutes a superior proposal upon payment of a termination fee (“Fee”) to AstraZeneca of $86,109,000. We are subject to several risks as a result of the announcement of the Merger Agreement and the Offer, including, but not limited to, the following:

•	If the Offer and the Merger are not completed, the trading price of the Shares will likely decline to the extent that the current trading price of the Shares reflects an assumption that the Offer and the Merger will be completed;

•	Certain costs related to the Offer and the Merger, including certain fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the Merger is not consummated;

•	Pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the consummation of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•	The attention of our management may be directed toward the consummation of the Offer, the Merger and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us;

•	The inability to retain certain key employees who may have sought and obtained different employment in anticipation of the consummation of the Offer and the Merger;

•	Our inability to hire our desired employees, given the uncertainty regarding the future of the company, in order to execute on our continuing business operations; and

•	A failure of the Offer and the Merger may result in negative publicity and/or a negative impression of us in the investment community or business community generally.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the Offer and the Merger.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to AstraZeneca the Fee.

These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Offer. Furthermore, even if a third-party elects to propose an acquisition, the concept of a termination fee may result in that third-party’s offering a lower value to our stockholders than such third-party might otherwise have offered.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units, and the potential receipt of retention, change in control or other severance payments in connection with the consummation of the Merger.

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

ZS Pharma, Inc.
(registrant)

Date: November 9, 2015	By:	/s/ Jeffrey Farrow
	Name:	Jeffrey Farrow
	Title:	Chief Financial Officer